Form 10-Q
period 1997-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1997-11-14
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997

Commission File Number 333-24923


                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)


      New York                                    13-3862967
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

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX



                                                                     Page
                                                                    Number
PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 September 30, 1997.                                   3

                 Statement of Income and Expenses and
                 Partners'  Capital for the period from
                 August 1, 1997 (commencement of trading
                 operations) to September 30, 1997.                    4

                 Notes to Financial Statements                       5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          9 - 10

PART II - Other Information                                            12

                              PART I

                   Item 1. Financial Statements


             Smith Barney Westport Futures Fund L.P.
                 STATEMENT OF FINANCIAL CONDITION


                                                    September 30,
                                                         1997
ASSETS:
                                                    ---------------
                                                     (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                           $ 59,960,055
  Net unrealized appreciation
   on open futures contracts                             1,899,298


                                                    ---------------


                                                      $ 61,859,353

                                                    ===============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                            $ 335,071
  Management fees                                          205,020
  Due to Smith Barney                                      383,319
  Other                                                     18,340

                                                    ---------------

                                                           941,750
                                                    ---------------
Partners' Capital:

General Partner, 652.4940 Unit
  equivalents outstanding                                  609,950
Limited Partners, 64,514.0880
  Units of Limited Partnership
  Interest outstanding                                  60,307,653
                                                    ---------------

                                                        60,917,603
                                                    ---------------

                                                      $ 61,859,353
                                                    ===============

See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                           PERIOD FROM
                                                          AUGUST 1,1997
                                                        (COMMENCEMENT OF
                                                       TRADING OPERATIONS)
                                                        TO SEPTEMBER 30,
                                                              1997
                                                     ------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized losses on closed positions                           $ (3,985,542)
  Change in unrealized gains on open
   positions                                                       1,899,298

                                                     ------------------------


                                                                  (2,086,244)

Less, brokerage commissions and
  clearing fees ( $8,285)                                           (576,861)

                                                     ------------------------

  Net realized and unrealized gains                               (2,663,105)
  Interest income                                                    326,681

                                                     ------------------------

                                                                  (2,336,424)

                                                     ------------------------


Expenses:
  Management fees                                                    335,633
  Other                                                               18,340

                                                     ------------------------

                                                                     353,973

                                                     ------------------------

  Net income (loss)                                               (2,690,397)

                                                     ------------------------

  Net decrease in Partners' capital                               (2,690,397)

Proceeds from offering - Limited Partners                         40,036,000
                         General Partner                             405,000
Offering and organization expense                                   (710,000)
Additions - Limited Partners                                      23,638,000
            General Partner                                          239,000

                                                     ------------------------

Partners' capital, end of period                                $ 60,917,603
                                                     ========================

Net asset value per Unit
  ( 65,166.5820 Units outstanding
    at September 30, 1997)                                          $ 934.80
                                                     ========================


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                      $ (47.64)
                                                     ========================

Redemption Net asset value per Unit                                 $ 940.68
                                                     ========================

See Notes to Financial Statements.
                              4

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1. General:

        Smith Barney Westport Futures Fund L.P. (The "Partnership") was formed under the laws of the State of New York, on March 21, 1997, to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the partnership are volatile and involve a high degree of market risk.

       Between May 30, 1997 (commencement of offering period) and July 31, 1997, 40,035 Units of limited partnership interest and 404 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until August 1, 1997, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions be made for the Partnership by John W. Henry & Company, Inc. (the "Advisor"). The Advisor is not affiliated with the General Partner or SB.

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the period from August 1, 1997 (commencement of trading operations) to September 30, 1997. These financial statements present the results of an interim period and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statement included in the Registration Statement.

       Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2. Net Asset Value Per Unit:

       Change in net asset value per Unit for the period from August 1, 1997, (commencement of trading operations) to September 30, 1997 was as follows:

                                                       PERIOD FROM
                                                      AUGUST 1, 1997
                                                    (COMMENCEMENT OF
                                                   TRADING OPERATIONS)
                                                            TO
                                                   SEPTEMBER 30, 1997

Net realized and unrealized
 losses                                                   $(52.57)
Interest income                                              6.26
Expenses                                                    (6.74)
Other                                                        5.41
                                                          -------

Decrease for period                                        (47.64)

Net Asset Value per Unit,
 beginning of period                                       982.44
                                                          -------
Net Asset Value per Unit,
 end of period                                            $934.80
                                                          =======
Redemption Net Asset
 Value per Unit *                                         $940.68
                                                          =======
* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

        Offering and organization expenses of approximately $710,000 relating to the issuance and marketing of Units offered were initially paid by SB and were charged against the initial capital of the Partnership. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership until such time as such expenses are fully reimbursed. As of September 30, 1997, the Partnership has reimbursed SB for $326,681 of offering and organization expenses in addition to interest at the prime rate quoted by the Chase Manhattan Bank totaling $4,302.

4. Trading Activities:

      The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

      The  Customer   Agreement   between  the  Partnership  and  SB  gives  the
Partnership the legal right to net unrealized gains and losses.

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $1,899,298 and the average fair value during the period from August 1, 1997 (commencement of trading operations) to September 30, 1997, based on monthly calculation, was $819,156.

5. Financial Instrument Risk:

      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

      Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

      Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

      The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $655,906,205 and $160,297,617, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the Partnership had net unrealized trading gains of $1,899,298, as detailed below.

                                 NOTIONAL OR CONTRACTUAL            NET
                                  AMOUNT OF COMMITMENTS             UNREALIZED
                              TO PURCHASE      TO SELL              GAIN/(LOSS)

Currencies *                   $ 80,349,887       $120,453,969       $ (394,720)
Energy                            9,739,270         12,948,790         (473,940)
Interest Rates US               113,455,594                  0          (93,563)
Interest Rates Non US           418,397,141                  0        2,762,372
Grains                            6,080,423                  0          (86,527)
Softs                            10,951,153          6,832,045         (359,806)
Metals                           10,232,255          6,916,044          238,859
Indices                           6,700,482         13,146,769          306,623
                               -------------      -------------      ----------

Total                          $655,906,205       $160,297,617       $1,899,298
                               =============      =============      ==========

* The notional or contractual commitment amounts and the fair value amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

6.  Pending Merger:

       On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures
Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

       The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the period ended September 30, 1997.

       The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions, redemptions of Units and distributions of profits, if any.

       For the period ended September 30, 1997, Partnership capital increased 53.3% from $39,731,000 to $60,917,603. This increase was attributable to the addition of 24,725.5820 Units totaling $23,877,000 which was partially offset by net loss from operations of $2,690,397 for the period ended September 30, 1997.

Results of Operations

       During the period from August 1, 1997 (commencement of trading operations) to September 30, 1997, Partnership's net asset value per Unit decreased 4.8% from $982.44 to $934.80. The Partnership experienced a net trading loss before commissions and expenses in the period ended September 30, 1997 of $2,086,244. Losses were recognized in the trading of commodity futures in energy products, U.S. interest rates, currencies, grains, softs, indices and metals and were partially offset by gains recognized in non-U.S. interest rates. The Partnership commenced trading operations on August 1, 1997, and, as a result, comparative information is not available.

       Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the

Partnership expects to increase capital through operations.

       Interest income on 80% of the Partnership's average daily equity maintained in cash was earned at the 30 day U.S. Treasury bill rate determined weekly by SB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days.

       Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

       Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions.

       Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor.

                            PART II OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities and Use of Proceeds -

             The Partnership commenced trading operations on August 1, 1997 with 40,036 Units of limited partnership interest totaling $40,036,000 and 405 Unit equivalents representing the General Partner's contribution of $405,000. The Partnership continues to offer Units at the net asset value per Unit as of the end of each month. For the period from August 1, 1997 (commencement of trading operations) to September 30, 1997, there were additional sales of 24,478.0880 Units totaling $23,638,000 and contributions by the General Partner representing 247.4940 Unit equivalents totaling $239,000.

             Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

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

Date:    11/12/97

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/97