Form 10-K
period 1997-12-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1998-03-27
CIK 1037189

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:120,000  Units of Limited
                                                           Partnership
                                                           Interest
                                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1. Business.

      (a) General development of business. Smith Barney Westport Futures Fund L.P. ("Partnership") is a limited partnership organized on March 21, 1997 under the Partnership laws of the State of New York. The Partnership commenced trading operations on August 1, 1997. The Partnership engages in speculative trading of commodity interests, including futures contracts, options and forward contracts.

        A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997. Beginning May 30, 1997, 120,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $404,000 to the Partnership's trading account on August 1, 1997 when the Partnership commenced trading. Sales of additional Units and additional General Partner's contributions and redemptions of Units for the period ended December 31, 1997 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."

       The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

      The Partnership's trading of futures contracts on commodities is done primarily on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.

     As of December 31, 1997, all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH"), (the "Advisor"). The Advisor is not affiliated with the General Partner or SB. The Advisor is not responsible for the organization or operation of the Partnership.

      Pursuant to the terms of the Management Agreement (the "Management Agreement"), the Partnership is obligated to pay the Advisor: (i) a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets of the Partnership allocated to the Advisor as of the end of each month and (ii) an incentive fee payable quarterly, equal to 15% of the New Trading Profits (as defined in the Management Agreement) of the Partnership. For purposes of calculating JWH's incentive fee, Net Asset Value shall equal the assets of the Partnership reduced only by expenses equal to 5.25% (at an annual rate) of the Partnership's month-end assets.

      The Partnership has entered into a Customer Agreement with SB (the "Customer Agreement") which provides that the Partnership will pay SB a monthly brokerage fee equal to 13/24 of 1% of month-end Net Assets allocated to the Advisors (6.5% per year) in lieu of brokerage commissions on a per trade basis. SB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. However, SB began paying interest to the Partnership only after the amount of interest accrued equaled the total amount of offering and organizational expenses paid by SB in connection with the Partnership's offering plus interest at the prime rate quoted by the Chase Manhattan Bank.

      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 is set forth under "Item 6. Select Financial Data." The Partnership capital as of December 31, 1997 was $101,255,607.

      (c) Narrative  description of business.
          See Paragraphs (a) and (b) above.
          (i) through (x) - Not applicable.
          (xi) through (xii) - Not applicable.
          (xiii) - The Partnership has no employees.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2.  Properties.

      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.

Item 3.  Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.

Item 4. Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related Security
          Holder Matters.
          (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
          (b)   Holders. The number of holders of Units of Limited
                Partnership Interest as of December 31, 1997 was
                4,154.
          (c) Distribution. The Partnership did not declare a distribution in 1997.

Item 6. Select Financial Data. The Partnership commenced trading operations on August 1, 1997. Realized and unrealized trading gains, interest income, net income and increase in net asset value per Unit for the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 and total assets at December 31, 1997 were as follows:
                                                          1997

Realized and unrealized trading
 gains net of brokerage commissions
 and clearing fees of $2,127,374                       $  5,051,247

Interest Income                                           1,161,609

                                                       $  6,212,856

Net Income                                             $  4,152,296
                                                       ============

Increase in net asset
 value per unit                                             $ 29.05
                                                            =======

Total assets                                           $103,029,348
                                                       ============


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
        (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership will follow certain policies including:
        (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
        (2) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor. For the purpose of this limitation, forward contracts in currencies will be deemed to have the same margin requirements as the same or similar futures contracts traded on the Chicago Mercantile Exchange.
        (3) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
        (4) The Partnership will not utilize borrowing except short-term borrowing if the Partnership takes delivery of any cash commodities, provided that neither the deposit of margin with a commodity broker nor obtaining and drawing on a line of credit with respect to forward contracts shall constitute borrowing.
        (5) The Advisor may, from time to time, employ trading strategies such as spread or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
        (6) The Partnership will not permit the churning of its commodity trading accounts.
        The Partnership is party to financial instruments with offbalance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data., for further information on financial instrument risk included in the notes to financial statements.)
        Other than the risks inherent in commodity futures trading, the Partnership knows of no trends demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2017; (ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
        (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
          (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
        Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning at the end of six full months after the commencement of trading, a limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Unit. There is no fee charged to limited partners in connection with redemptions. For the period ended December 31, 1997, 10 Units were redeemed totaling $9,689.
        The Partnership continues to offer Units at the Net Asset Value per Unit as of the end of each month. For the period ended December 31, 1997, there were additional sales of 59,076.5475 Units totaling $56,807,000 and contributions by the General Partner representing 597.9801 Unit equivalents totaling $575,000.
        (c)     Results of Operations.
        For the period from August 1, 1997 (commencement of trading operations) to December 31, 1997, the net asset value per Unit increased 3.0% from $982.44 to $1,011.49. There were no operations in 1996 and 1995. The net asset value of $982.44 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes.
        The  Partnership  experienced  net trading  gains of  $7,178,621  before commissions  and  expenses  in 1997.  These  gains  were  attributable  to gains incurred in the trading of U.S. and non U.S. interest rates, metals and currencies and were partially offset by losses experienced in the trading of energy products, grains, indices and softs.
        Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Item 8.         Financial Statements and Supplementary Data.




                    SMITH BARNEY WESTORT FUTURES FUND L.P.
                         INDEX TO FINANCIAL STATEMENTS



                              Page
                                                                  Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1997.                                  F-3

                Statement of Income and Expenses for
                the period from August 1, 1997
                (commencement of trading operations)
                to December 31, 1997.                               F-4

                Statement of Partners' Capital for
                the period from March 21, 1997 (date
                Partnership was organized) to
                December 31, 1997.                                  F-5

                Notes to Financial Statements.                    F-6 -  F-11

                                   Continued

                        Report of Independent Accountants

To the Partners of
   Smith Barney Westport Futures Fund L.P

We have audited the accompanying statement of financial condition of SMITH BARNEY WESTPORT FUTURES FUND L.P. (a New York Limited Partnership) as of December 31, 1997, and the related statements of income and expenses for the period from August 1, 1997 (commencement of trading operations) to December 31, 1997, and of partners' capital for the period from March 21, 1997 (date Partnership was organized) to December 31, 1997. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. as of December 31, 1997, and the results of its operations for the period from March 21, 1997 (date Partnership was organized) to December 31, 1997, in conformity with generally accepted accounting principles.



                               Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                     Smith Barney Westport Futures Fund L.P.
                        Statement of Financial Condition
                                December 31, 1997


Assets:                                                                 1997
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3c)                                                        $ 94,452,401
   Net unrealized appreciation
    on open futures contracts                                          8,075,897
                                                                    ------------
                                                                     102,528,298
Interest receivable                                                      339,134
Due from SB                                                              161,916
                                                                    ------------
                                                                    $103,029,348
                                                                    ------------

Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                      $    558,075
   Management fees                                                       341,439
   Incentive fees                                                        834,386
   Other                                                                  39,841
                                                                    ------------
                                                                       1,773,741
                                                                    ------------
Partners' capital (Notes 1 and 7):
  General Partner, 1,002.9801
   Unit equivalents outstanding
   in 1997                                                             1,014,504
  Limited Partners, 99,102.5475
   Units of Limited Partnership
   Interest outstanding in 1997                                      100,241,103
                                                                    ------------
                                                                     101,255,607
                                                                    ------------
                                                                    $103,029,348
                                                                    ------------



See notes to financial statements.

                     Smith Barney Westport Futures Fund L.P.
                        Statement of Income and Expenses
                       for the period from August 1, 1997
              (commencement of trading operations) to December 31,
                                      1997


                                                                        1997
Income:
  Net gains on trading
   of commodity
   interests:
   Realized losses on
    closed positions                                                $  (897,276)
   Change in unrealized
    gains on open positions                                           8,075,897
                                                                     -----------
                                                                      7,178,621
  Less, Brokerage
   commissions and clearing fees
   ($30,840) (Note 3c)                                                2,127,374
  Net realized and
   unrealized  gains                                                  5,051,247
  Interest income
   (Notes 3c  and 6)                                                  1,161,609
                                                                    -----------
                                                                      6,212,856
                                                                    -----------
Expenses:
  Management fees (Note 3b)                                           1,229,565
  Incentive fees (Note 3b)                                              834,386
  Organization expense (Note 6)                                         (49,441)
  Other expenses                                                         46,050
                                                                    -----------
                                                                      2,060,560
                                                                    -----------
Net income                                                          $ 4,152,296
                                                                    -----------
Net income per Unit of
  Limited Partnership Interest
  and General Partner Unit
  equivalent (Notes 1  and 7)                                       $     29.05
                                                                    -----------



See notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                         Statement of Partners' Capital
              for the period from March 21, 1997 (date Partnership
                       was organized) to December 31, 1997


                                    Limited          General
                                    Partners         Partner           Total
Initial capital                 $       1,000    $       1,000    $       2,000
  contributions
Proceeds from offering
   of 40,035 Units of Limited
   Partnership Interest
   and General Partner's
   contribution representing
   404 Unit equivalents
   (Note 1)                        40,035,000          404,000       40,439,000
Offering and
  organization costs (Note 6)        (702,890)          (7,110)        (710,000)
                                -------------    -------------    -------------
Opening Partnership
   capital for operations          39,333,110          397,890       39,731,000
Net Income                          4,110,682           41,614        4,152,296
Sale of 59,076.5475
  Units of Limited
  Partnership Interest
  and General Partner's
  contribution representing
  597.9801 Unit equivalents        56,807,000          575,000       57,382,000
Redemption of 10
  Units of Limited
  Partnership Interest                 (9,689)              --           (9,689)
                                -------------    -------------    -------------
Partners' capital at
   December 31, 1997            $ 100,241,103    $   1,014,504    $ 101,255,607
                                -------------    -------------    -------------

See notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                          Notes to Financial Statements

1.  Partnership Organization:

    Smith Barney Westport Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

    Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until August 1, 1997, at which time they were turned over to the Partnership for trading. The Partnership continues to offer Units during the continuous offering period. The Partnership is authorized to sell 120,000 Units during the public offering period of the Partnership.

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

    The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

    The Partnership will be liquidated upon the first to occur of the following:
    December 31, 2017; the net asset value of a Unit decreases to less than $400 as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

       The  General  Partner   administers  the  business  and  affairs  of  the
       Partnership including selecting one or more advisors to make trading decisions for the Partnership.

    b. Management Agreement:

       The General Partner, on behalf of the Partnership, has entered into a Management Agreement with John W. Henry & Company, Inc. ("JWH") (the "Advisor"), registered commodity trading advisor. The Advisor is not affiliated with the General Partner or SB and is not responsible for the organization or operation of the Partnership. The Partnership will pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets allocated to the Advisor. In addition, the Partnership is obligated to pay the Advisor an incentive fee payable quarterly equal to 15% of the New Trading Profits, as defined, earned by the Advisor for the Partnership. For purposes of calculating JWH's incentive fee, Net Assets used in the calculation of New Trading Profits, shall equal the assets of the Partnership reduced only by expenses equal to 5.25% (at an annual rate) of the Partnership's month-end assets.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SB a monthly brokerage fee equal to 13/24 of 1% (6.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. SB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1997, the amount of cash held for margin requirements was $16,993,115. SB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expense.

    All of the commodity interests, owned by the Partnership, are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1997, was $8,075,897 and the average fair value during the period then ended, based on monthly calculation was $5,627,034.

5.  Distributions and Redemptions:

    Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning at the end of six full months after the commencement of trading, a limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Unit. There is no fee charged to limited partners in connection with redemptions.

6.  Offering and Organization Costs:

    Offering and organization expenses estimated at $710,000 relating to the issuance and marketing of Units during the initial offering period were initially paid by SB and were charged against the initial capital of the Partnership. Actual offering and organization expenses totaled $653,455. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by the Chase Manhattan Bank until such time as such expenses are fully reimbursed.

    As of December 31, 1997, the Partnership had reimbursed SB for $653,455 of offering and organization expenses and $7,104 of interest and the difference between these amounts and the original estimate which was charged to Partners' capital is reflected in the statement of income and expenses.

7.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit for the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 were as follows:


                                                                         1997
Net realized and
 unrealized gains                                                     $   31.94
Interest income                                                           14.20
Expenses                                                                 (17.09)
                                                                      ---------
Increase for period                                                       29.05
Net asset value per Unit,
 beginning of period                                                     982.44
                                                                      ---------
Net asset value per Unit,
 end of period                                                        $1,011.49
                                                                      ---------

8.  Financial Instrument Risk:

    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

    The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

    The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the Partnership's commitment to purchase and sell these instruments was $513,151,141 and $482,486,909, respectively, as detailed below. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $8,075,897, as detailed below.

                                               December   31,  1997
                                    -------------------------------------------
                                     Notional  or  Contractual
                                       Amount of Commitments

                                    To Purchase      To Sell         Fair Value
Currencies:
  -OTC                              $ 79,702,539    $171,012,164    $  1,553,893
Energy                                        --      26,340,080       1,632,990
Grains                                 1,480,470       7,170,325          89,273
Interest Rate
  U.S                                146,479,725              --         763,150
Interest Rate
  Non-U.S                            261,861,726     222,578,459         901,690
Metals                                10,746,480      29,465,693       2,571,779
Softs                                 12,880,201       9,320,777         146,373
Indices                                       --      16,599,411         416,749
                                    ------------    ------------    ------------
Total                               $513,151,141    $482,486,909    $  8,075,897
                                    ------------    ------------    ------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant.
         The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions will be made by John W. Henry & Company, Inc.
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $2,127,374 were paid for the period ended December 31, 1997. Management fees and incentive fees of $1,229,565 and $834,386, respectively, were paid to the Advisor for the period ended December 31, 1997.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            (a).  Security ownership of certain beneficial owners.
As of March 1, 1998, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,002.9801 Units (1.0%) of Limited Partnership Interest as of December 31, 1997.
            (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
         Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
      (a) (1)  Financial Statements:
                  Statement  of  Financial   Condition  at  December  31,  1997.
                  Statement of Income and Expenses for the period from August 1, 1997 (commencement of trading operations) to December 31, 1997. Statement of Partners' Capital for the period from March 21, 1997 (date Partnership was organized) to December 31, 1997.
          (2) Financial Statement Schedules: Financial Data Schedule for the period ended December 31, 1997.
          (3) Exhibits:
          3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-24923 and incorporated herein by reference).
          3.2 -  Certificate of Limited Partnership of the
                 Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit
                 3.2 to the Registration Statement on Form S-1 (Filed
                 No. 333-24923) and incorporated herein by reference).
          10.1-  Customer Agreement between the Partnership and Smith
                 Barney  (filed as Exhibit 10.1 to the Registration

                 Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
          10.2- Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
          10.3- Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
          10.4- Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
      (b)     Reports on 8-K:   None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

SMITH BARNEY WESTPORT FUTURES FUND L.P.


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/ Daniel R. McAuliffe, Jr.              /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                  Steve J. Keltz
Director                                  Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director