Form 10-Q
period 1998-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1998-05-15
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1998

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



                                                                   Page
                                                                  Number
PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1998 and December 31, 1997                3

                 Statement of Income and Expenses and
                 Partners' Capital for the three months
                 ended March 31, 1998.                               4

                 Notes to Financial Statements                     5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                        9 - 10

PART II - Other Information                                       11 - 13

                                     PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENT OF FINANCIAL CONDITION


                                                       March 31,    December 31,
                                                         1998          1997
ASSETS:
                                                     ------------   ------------


Equity in commodity futures trading account:
  Cash and cash equivalents                          $112,246,989   $ 94,452,401
  Net unrealized appreciation
   on open futures contracts                            4,297,646      8,075,897


                                                     ------------   ------------

                                                      116,544,635    102,528,298

Interest receivable                                       410,048        339,134
Other assets                                                    -        161,916
                                                     ------------   ------------

                                                     $116,954,683   $103,029,348

                                                     ============   ============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                        $    633,504   $    558,075
  Management fees                                         387,436        341,439
  Incentive fees                                                -        834,386
  Other                                                    90,226         39,841
 Redemptions payable                                    1,032,786              -
                                                     ------------   ------------

                                                        2,143,952      1,773,741
                                                     ------------   ------------
Partners' Capital:

General Partner, 1,212.9836 and
  1,002.9801 Unit equivalents outstanding
  in 1998 and 1997, respectively                        1,165,943      1,014,504
Limited Partners, 118,229.9202 and 99,102.5475
  Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                        113,644,788    100,241,103
                                                     ------------   ------------

                                                      114,810,731    101,255,607
                                                     ------------   ------------

                                                     $116,954,683   $103,029,348
                                                     ============   ============

See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                      THREE
                                                                   MONTHS ENDED
                                                                    MARCH 31,
                                                                  --------------
                                                                      1998
                                                                  -------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                              $     125,812
  Change in unrealized gains/losses on open
   positions                                                         (3,778,251)
                                                                  _____________

                                                                     (3,652,439)
Less, brokerage commissions and clearing fees
($34,436)                                                            (2,012,647)
                                                                  _____________

  Net realized and unrealized losses                                 (5,665,086)
  Interest income                                                     1,161,897
                                                                  _____________

                                                                     (4,503,189)
                                                                  _____________


Expenses:
  Management fees                                                     1,146,071
  Other                                                                  87,509
                                                                  _____________

                                                                      1,233,580
                                                                  _____________

  Net loss                                                           (5,736,769)

  Additions                                                          20,997,000
  Redemptions                                                        (1,705,107)
                                                                  _____________

  Net increase in Partners' capital                                  13,555,124

Partners' capital, beginning of period                              101,255,607
                                                                  _____________

Partners' capital, end of period                                  $ 114,810,731
                                                                  -------------

Net asset value per Unit
  (119,442.9038 Units outstanding
  at March 31, 1998)                                              $      961.22
                                                                  -------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                    $      (50.27)
                                                                  -------------

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                                 March 31, 1998
                                   (Unaudited)

1. General

        Smith Barney Westport Futures Fund L.P. (the "Partnership"), is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

       Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Units of limited partnership interest were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until August 1, 1997, at which time they were turned over to the Partnership for trading.

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc.,(the "Advisor").

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three months ended March 31, 1998 were as follows:

                                                      THREE-MONTHS
                                                           ENDED
                                                     MARCH 31, 1998


Net realized and unrealized losses                     $  (49.68)
Interest income                                             9.94
Expenses                                                  (10.53)
                                                       ----------

Decrease for period                                       (50.27)
Net asset value per Unit,
 beginning of period                                    1,011.49
                                                       ----------

Net asset value per Unit,
 end of period                                          $ 961.22
                                                        ========


3. Offering and Organization Costs:

       Offering and organization expenses of approximately $710,000 relating to the issuance and marketing of Units during the initial offering period were initially paid by SB and were charged against the initial capital of the Partnership. Actual offering and organization expenses totaled $653,455. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by the Chase Manhattan Bank until such time as such expenses are fully reimbursed.

       As of December 31, 1997, the Partnership had reimbursed SB for $653,455 of offering and organization expenses and $7,104 of interest and the difference between these amounts and the original estimate which was charged to partners' capital was reflected in the statement of income and expenses.

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

       All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 was $4,297,646 and the average fair value during the three months then ended, based on monthly calculation, was $4,195,898.

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

       Credit risk is the possibility that a loss may occur due to the failure of a counterpaty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

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

       The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvements in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $677,619,315 and $625,370,373, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $4,297,646, as detailed below.

                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                  TO PURCHASE        TO  SELL        FAIR VALUE

Currencies*                        $ 63,708,861     $156,852,877     $3,904,606
Energy                                3,576,600       24,629,290        926,570
Grains                                4,537,092        9,799,865        350,503
Interest Rates Non-U.S              572,430,483      152,785,902        143,844
Interest Rates U.S.                         -        258,812,913       (564,038)
Metals                               11,414,153        6,905,188       (602,011)
Softs                                 5,673,711       15,584,338        558,276
Indices                              16,278,415              -         (420,104)
                                   ------------     ------------     -----------

Totals                             $677,619,315     $625,370,373     $4,297,646
                                   ============     ============     ===========


* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.      Management's Discussion and Analysis of Financial
             Condition.

Liquidity and Capital Resources


      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the three months ended March 31, 1998, Partnership capital increased 13.4% from $101,255,607 to $114,810,731. This increase was attributable to the addition of 21,097.2073 Units totaling $20,997,000 partially offset by the redemption of 1,759.8311 Units resulting in an outflow of $1,705,107 and by the net loss from operations of $5,736,769 for the quarter ended March 31, 1998.

Results of Operations

      During the Partnership's first quarter of 1998, the net asset value per Unit decreased 5.0% from $1,011.49 to $961.22. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1998 of $3,652,439. Losses were recognized in the trading of commodity futures in currencies, U.S. interest rates, grains, metals and softs and were partially offset by gains in energy products and non-U.S. interest rates. The Partnership commenced trading operations on August 1, 1997, and, as a result, comparative information is not available.

      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those prices trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to the Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions.

      Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor.

                            PART II OTHER INFORMATION

Item 1.      Legal Proceedings -

            Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market- Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

            In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

            On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

            The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

Item 2. Changes in Securities and Use of Proceeds -

            For the three months ended March 31, 1998, there were additional sales of 20,887.2038 Units totaling $20,788,000 and contributions by the General Partner representing 210.0035 Unit equivalents totaling $209,000.

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

Date:    5/15/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/15/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/15/98