Form 10-Q
period 1998-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1998-08-13
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1998

Commission File Number 0-24111


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



                                                                     Page
                                                                    Number
PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1998 and December 31, 1997.                  3

                 Statement of Income and Expenses and
                 Partners' Capital for the three and
                 six months ended June 30, 1998.                       4

                 Notes to Financial Statements                       5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          9 - 10

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                        11

PART II - Other Information                                         12 - 14

                                     PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENT OF FINANCIAL CONDITION


                                                     June 30,       December 31,
                                                      1998             1997
ASSETS:
                                                  -------------    -------------
                                                   (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                       $ 115,703,663    $  94,452,401
  Net unrealized appreciation (depreciation)
   on open futures contracts                         (3,247,701)       8,075,897


                                                  -------------    -------------

                                                    112,455,962      102,528,298

Interest receivable                                     357,603          339,134
Other assets                                                  -          161,916
                                                  -------------    -------------

                                                  $ 112,813,565    $ 103,029,348

                                                  =============    =============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                     $     611,074    $     558,075
  Management fees                                       130,887          341,439
  Incentive fees                                              -          834,386
  Other                                                 179,207           39,841
  Redemptions payable                                   794,121                -
                                                  -------------    -------------

                                                      1,715,289        1,773,741
                                                  -------------    -------------
Partners' Capital:

General Partner, 1,212.9836 and 1,002.9801 Unit
  equivalents outstanding in 1998 and 1997,
  respectively                                        1,148,974        1,014,504
Limited Partners, 116,074.4265 and 99,102.5475
  Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                      109,949,302      100,241,103
                                                  -------------    -------------

                                                    111,098,276      101,255,607
                                                  -------------    -------------

                                                  $ 112,813,565    $ 103,029,348
                                                  =============    =============

See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                           THREE              SIX
                                                        MONTHS ENDED      MONTHS ENDED
                                                          JUNE 30,         JUNE 30,
                                                            1998             1998
                                                        -------------    -------------

Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains on closed positions                    $   7,724,649    $   7,850,461
  Change in unrealized gains/losses on open
   positions                                               (7,545,347)     (11,323,598)
                                                        -------------    -------------

                                                              179,302       (3,473,137)
Less, brokerage commissions and clearing fees
  ($31,018 and $65,454, respectively)                      (1,933,735)      (3,946,382)
                                                        -------------    -------------

  Net realized and unrealized losses                       (1,754,433)      (7,419,519)
  Interest income                                           1,069,341        2,231,238
                                                        -------------    -------------

                                                             (685,092)      (5,188,281)
                                                        -------------    -------------


Expenses:
  Management fees                                             881,817        2,027,888
  Other                                                       114,090          201,599
                                                        -------------    -------------

                                                              995,907        2,229,487
                                                        -------------    -------------

  Net loss                                                 (1,680,999)      (7,417,768)

  Additions- Limited Partner                                        -       20,788,000
                 - General Partner                                  -          209,000
  Redemptions- Limited Partners                            (2,031,456)      (3,736,563)
                                                        -------------    -------------

  Net increase (decrease) in Partners' capital             (3,712,455)       9,842,669

Partners' capital, beginning of period                    114,810,731      101,255,607
                                                        -------------    -------------

Partners' capital, end of period                        $ 111,098,276    $ 111,098,276
                                                        -------------    -------------

Net asset value per Unit
  (117,287.4101 Units outstanding
  at June 30, 1998)                                     $      947.23    $      947.23
                                                        -------------    -------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $      (13.99)   $      (64.26)
                                                        -------------    -------------

See Notes to Financial Statements

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc.,(the "Advisor"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc. to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (continued)

2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three and six months ended June 30, 1998 were as follows:

                                    THREE-MONTHS            SIX-MONTHS
                                         ENDED                 ENDED
                                    JUNE 30, 1998          JUNE 30, 1998
                                    -------------          -------------

Net realized and unrealized
 losses                                  $ (14.62)             $  (64.30)
Interest income                              9.01                  18.95
Expenses                                    (8.38)                (18.91)
                                         ---------             ----------

Decrease for period                        (13.99)                (64.26)

Net asset value per Unit,
 beginning of period                       961.22               1,011.49
                                         ---------             ---------
Net asset value per Unit,
 end of period                           $ 947.23              $  947.23
                                         =========             =========

3. Trading Activities:

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

       All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $(3,247,701) and $8,075,897
and the average fair value during the six and twelve months then ended, based on monthly calculation, was $4,411,955 and $5,627,034.

4. Financial Instrument Risk:

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

       The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $898,022,498 and $802,885,264, respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $(3,247,701), as detailed below.

                                        JUNE 30, 1998
                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                  TO PURCHASE        TO  SELL        FAIR VALUE

Currencies*                      $170,142,238     $272,519,096     $ (5,172,328)
Energy                                      -       26,090,830          886,590
Grains                                      -       10,094,658          100,783
Interest Rates U.S.               340,269,494                -        1,319,662
Interest Rates Non U.S            381,318,606      418,423,150         (241,056)
Livestock                                   -        1,012,960           24,580
Metals                              1,816,600       36,381,788         (633,336)
Softs                               4,475,560       16,063,385        1,006,516
Indices                                     -       22,299,397         (539,112)
                                 ------------     ------------     ------------

Totals                           $898,022,498     $802,885,264     $ (3,247,701)
                                 ============     ============     ============


         At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $513,151,141 and $482,486,909, respectively, and fair value of the Partnership's derivatives, including options thereon, was $8,075,897, as detailed below.

                                      DECEMBER 31, 1997
                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                  TO PURCHASE        TO  SELL        FAIR VALUE

Currencies*                        $ 79,702,539    $171,012,164       $1,553,893
Energy                                     -         26,340,080        1,632,990
Grains                                1,480,470       7,170,325           89,273
Interest Rates U.S.                 146,479,725             -            763,150
Interest Rates Non U.S              261,861,726     222,578,459          901,690
Metals                               10,746,480      29,465,693        2,571,779
Softs                                12,880,201       9,320,777          146,373
Indices                                    -         16,599,411          416,749
                                   ------------    ------------       ----------

Totals                             $513,151,141    $482,486,909       $8,075,897
                                   ============    ============       ==========


* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources


      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the six months ended June 30, 1998, Partnership capital increased 9.7% from $101,255,607 to $111,098,276. This increase was attributable to additional sales of 21,097.2073 units totaling $20,977,000 which was partially offset by a net loss from operations of $7,417,768 coupled with the redemption of 3,915.3249 units resulting in an outflow of $3,736,563. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 1.5% from $961.22 to $947.23. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1998 of $179,302. Gains were recognized in the trading of commodity futures in energy products, grains and softs and were partially offset by losses in currencies, U.S. and non U.S. interest rates, metals and indices. The Partnership commenced trading operations on August 1, 1997, and, as a result, comparative information is not available.

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

Item 3.      Quantitative and Qualitative Disclosures of Market Risk

      The  fund  is  subject  to  SEC  Financial   Reporting   Release  No.  48,
Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

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

             On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

Item 2.       Changes in Securities and Use of Proceeds -

             There were no additional sales during the three months ended June 30, 1998.

             For the six months ended June 30, 1998, there were additional sales of 20,887.2038 Units totaling $20,788,000 and contributions by the General Partner representing 210.0035 Unit equivalents totaling $209,000.

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

Date:    8/14/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/14/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/14/98