Form 10-Q
period 1998-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1998-11-13
CIK 1037189

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1998

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

                                                                     Page
                                                                    Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 September 30, 1998 and December 31,
                 1997                                                   3

                 Statement of Income and Expenses and
                 Partners'  Capital for the
                 three and nine months ended September 30,
                 1998 and for the period from August 1, 1997
                 (commencement of trading operations)
                 to September 30, 1997.                                 4

                 Notes to Financial Statements                        5 - 9

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                  Operations                                          10 - 12

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                         13

PART II - Other Information                                           14 - 16

                                     PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENT OF FINANCIAL CONDITION


                                                     September 30,  December 31,
                                                         1998         1997
ASSETS:
                                                     ------------   ------------
                                                     (Unaudited)

Equity in commodity futures trading account:
Cash and cash equivalents                            $103,638,194   $ 94,452,401
Net unrealized appreciation
on open futures contracts                              22,524,827      8,075,897


                                                     ------------   ------------

                                                      126,163,021    102,528,298

Interest receivable                                       345,663        339,134
Other assets                                                    -        161,916
                                                     ------------   ------------

                                                     $126,508,684   $103,029,348

                                                     ============   ============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
Accrued expenses:
Commissions                                               685,255        558,075
Management fees                                           418,888        341,439
Incentive fees                                            972,979        834,386
Other                                                     156,920         39,841
Redemptions payable                                     1,364,509              -
                                                     ------------   ------------

                                                        3,598,551      1,773,741
                                                     ------------   ------------
Partners' Capital:

General Partner, 1,212.9836 and 1,002.9801
Unit equivalents outstanding in 1998 and
1997, respectively                                      1,314,947      1,014,504
Limited Partners, 112,166.1453 and 99,102.5475
Units of Limited Partnership Interest
outstanding in 1998 and 1997, respectively            121,595,186    100,241,103
                                                     ------------   ------------

                                                      122,910,133    101,255,607
                                                     ------------   ------------

                                                     $126,508,684   $103,029,348
                                                     ============   ============

See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                     PERIOD FROM
                                                                    AUGUST 1,1997
                                                        THREE      (COMMENCEMENT 0F       NINE
                                                     MONTHS ENDED TRADING OPERATIONS) MONTHS ENDED
                                                    SEPTEMBER 30,   TO SEPTEMBER 30,  SEPTEMBER 30,
                                                    -------------    --------------   -------------
                                                        1998             1997              1998
Income:
Net gains (losses) on trading of commodity
futures:
Realized gains (losses) on closed positions         $  (6,778,746)   $  (3,985,542)   $   1,071,715
Change in unrealized gains/losses on open
positions                                              25,772,528        1,899,298       14,448,930
                                                    _____________    _____________    _____________

                                                       18,993,782       (2,086,244)      15,520,645
Less, brokerage commissions and clearing fees
($30,661, $8,285 and $96,115, respectively)            (2,049,391)        (576,861)      (5,995,773)
                                                    _____________    _____________    _____________

Net realized and unrealized gains (losses)             16,944,391       (2,663,105)       9,524,872
Interest income                                         1,113,775          326,681        3,345,013
                                                    _____________    _____________    _____________

                                                       18,058,166       (2,336,424)      12,869,885
                                                    _____________    _____________    _____________


Expenses:
Management fees                                         1,176,116          335,633        3,204,004
Other                                                     115,345           18,340          316,944
Incentive fees                                            972,979                -          972,979
                                                    _____________    _____________    _____________

                                                        2,264,440          353,973        4,493,927
                                                    _____________    _____________    _____________

Net income (loss)                                      15,793,726       (2,690,397)       8,375,958

Proceeds from offering-Limited Partners                         -       40,036,000                -
-General Partner                                                -          405,000                -
Offering and Organization Expense                               -         (710,000)               -
Additions-Limited Partners                                      -       23,638,000       20,788,000
-General Partner                                                -          239,000          209,000

Redemptions                                            (3,981,869)               -       (7,718,432)
                                                    _____________    _____________    _____________

Net increase in Partners' capital                      11,811,857       60,917,603       21,654,526

Partners' capital, beginning of period                111,098,276                -      101,255,607
                                                    _____________    _____________    _____________

Partners' capital, end of period                    $ 122,910,133    $  60,917,603    $ 122,910,133
                                                    -------------    -------------    -------------

Net asset value per Unit
(113,379.1289 and 65,166.5820 Units outstanding
at September 30, 1998 and 1997, respectively)       $    1,084.06    $      934.80    $    1,084.06
                                                    -------------    -------------    -------------


Net income (loss) per Unit of Limited Partnership
Interest and General Partner Unit equivalent        $      136.83    $      (47.64)   $       72.57
                                                    -------------    -------------    -------------

Redemption Net asset value per Unit                 $    1,084.06    $      940.68    $    1,084.06
                                                    -------------    -------------    -------------


See notes to Financial Statements
                                       4

                   SMITH BARNEY WESTPORT FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions for the Partnership are made by John W. Henry Company, Inc., the ("Advisor"). (see Note 5)

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and the period from August 1, 1997 (commencement of trading operations) to September 30, 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   SMITH BARNEY WESTPORT FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (continued)

2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and for the period from August 1, 1997 (commencement of trading operations) to September 30, 1997 were as follows:


                                                 PERIOD FROM
                                                AUGUST 1, 1997
                                                COMMENCEMENT OF
                                  THREE MONTHS      TRADING       NINE MONTHS
                                     ENDED        OPERATIONS)        ENDED
                                 SEPTEMBER 30,  TO SEPTEMBER 30,  SEPTEMBER 30,
                                      1998              1997          1998
Net realized and unrealized
gains (losses)                     $  146.86       $  (52.57)      $   82.56
Interest Income                         9.59            6.26           28.54
Expenses                              (19.62)          (6.74)         (38.53)
Other                                      -            5.41               -
                                   ---------       ---------       ---------

Increase (decrease) for
period                                136.83          (47.64)          72.57

Net asset value per Unit,
beginning of period                   947.23          982.44        1,011.49
                                   ---------       ---------       ---------

Net asset value per Unit,
end of period                      $1,084.06       $  934.80       $1,084.06
                                   =========       =========       =========

Redemption net asset
value per Unit *                   $1,084.06       $  934.80       $1,084.06
                                   =========       =========       =========

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

      The  Customer   Agreement  between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $22,524,827 and $8,075,897 and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $6,067,658 and $5,627,034, respectively.

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

      Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $1,415,257,300 and 110,809,118 respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business,these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $22,524,827, as detailed below.


                                       SEPTEMBER 30, 1998
                                     NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                  TO PURCHASE        TO  SELL        FAIR VALUE

Currencies*                    $  244,893,226   $   40,414,435   $    3,143,445
Energy                             23,167,717                -          243,609
Grains                                624,444        8,534,868        1,377,177
Interest Rates U.S.               333,815,806                -        5,861,788
Interest Rates Non-U.S            802,164,639        3,104,866       10,961,613
Livestock                                   -        1,020,480            7,780
Metals                              6,677,636       19,593,597         (485,896)
Softs                               3,718,585       13,112,544           59,259
Indices                               195,247       25,028,328        1,356,052
                               --------------   --------------   --------------

Totals                         $1,415,257,300   $  110,809,118   $   22,524,827
                               ==============   ==============   ==============

         At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $513,151,141 and $482,486,909, respectively, and fair value of the Partnership's derivatives, including options thereon, was $8,075,897, as detailed below.

                                        DECEMBER 31, 1997
                                     NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                  TO PURCHASE        TO  SELL        FAIR VALUE

Currencies*                        $ 79,702,539    $171,012,164       $1,553,893
Energy                                      -        26,340,080        1,632,990
Grains                                1,480,470       7,170,325           89,273
Interest Rates U.S.                 146,479,725             -            763,150
Interest Rates Non-U.S              261,861,726     222,578,459          901,690
Metals                               10,746,480      29,465,693        2,571,779
Softs                                12,880,201       9,320,777          146,373
Indices                                     -        16,599,411          416,749
                                   ------------    ------------       ----------

Totals                             $513,151,141    $482,486,909       $8,075,897
                                   ============    ============       ==========


* The notional or contractual commitment amounts and the fair value amounts listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.


5.     Subsequent Event:

       On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the nine months ended September 30, 1998, Partnership capital increased 21.4% from $101,255,607 to $122,910,133. This increase was attributable to additional sales of 21,097.2073 Units totaling $20,997,000 coupled with net income from operations of $8,375,958 which was partially offset by the redemption of 7,823.6061 Units resulting in an outflow of $7,718,432. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

      The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner.

This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

      In  addition,   the  General  Partner  is  addressing  the   technological
implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

      Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading programs. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

      SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisor and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.


Results of Operations

      During the Partnership's third quarter of 1998, the net asset value per Unit increased 14.4% from $947.23 to $1,084.06, as compared to the period from August 1, 1997 (commencement of operations) to September 30, 1997, in which the net asset value per Unit decreased 4.8%. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $18,993,782. Gains were recognized in the trading of commodity futures in grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees for the period from August 1, 1997 (commencement of operations) to September 30, 1997 of $2,086,244. Losses were recognized in the trading of commodity futures in energy, U.S. interest rates, currencies, grains, softs, indices and metals and were partially offset by gains recognized in non-U.S. interest rates.

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

      Interest income on 80% of the Partnership's average daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended September 30, 1998, increased by $787,094 as compared to the corresponding period in 1997. This increase is primarily the result of the net additions and positive trading performance on the Partnership's equity maintained in cash during 1998.

      Brokerage commissions are calculated on the adjusted net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 1998 increased by $1,472,530 as compared to the corresponding period in 1997.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended September 30, 1998 increased by $840,483 as compared to the period ended September 30, 1997.

      Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three months and nine months ended September 30, 1998 resulted in incentive fees $972,929. There were no incentive fees earned for the corresponding period in 1997.

Item 3.      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                           PART II OTHER INFORMATION

Item 1.      Legal Proceedings -

            Between May 1994 and the present,  Salomon  Brothers  Inc.  ("SBI"),
            Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

Item 2.       Changes in Securities and Use of Proceeds -

            There were no additional sales during the three months ended September 30, 1998.

            For the nine months ended September 30, 1998, there were additional sales of 20,887.2038 Units totaling $20,788,000 and contributions by the General Partner representing 210.0035 Unit equivalents totaling $209,000.

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

Date:    11/12/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/98