Form 10-K
period 1998-12-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1999-03-31
CIK 1037189

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1998

Commission File Number 333-24923

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

            New York                               13-3939393
         State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 1999 Limited Partnership Units with an aggregate value of $1,076.64 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

         (a) General development of business. Smith Barney Westport Futures Fund L.P. ("Partnership") is a limited partnership organized on March 21, 1997 under the Partnership laws of the State of New York. The Partnership commenced trading operations on August 1, 1997. The Partnership engages in speculative trading of commodity interests, including futures contracts, options and forward contracts.
           A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997. Beginning May 30, 1997, 120,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $404,000 to the Partnership's trading account on August 1, 1997 when the Partnership commenced trading. Sales of additional Units and additional General Partner's contributions and redemptions of Units for the period ended December 31, 1998 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

          The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done primarily on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.

         The General Partner has entered into a Management Agreement (the "Management Agreement") with John W. Henry & Company, Inc. ("JWH"), (the "Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership.
         Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor: (i) a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets of the Partnership allocated to the Advisor as of the end of each month and (ii) an incentive fee payable quarterly, equal to 19% of the New Trading Profits (as defined in the Management Agreement) of the Partnership.
         The Partnership has entered into a Customer Agreement with SSB (the "Customer Agreement") which provides that the Partnership will pay SSB a monthly brokerage fee equal to 13/24 of 1% of month-end Net Assets allocated to the Advisors (6.5% per year) in lieu of brokerage commissions on a per trade basis. SSB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. However, SSB began paying interest to the Partnership only after the amount of interest accrued equaled the total amount of offering and organizational expenses paid by SSB in connection with the Partnership's offering plus interest at the prime rate quoted by the Chase Manhattan Bank.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the year ended December 31, 1998 and the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 is set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 1998 was $123,538,960.
         (c)  Narrative  description  of business.
              See  Paragraphs  (a) and (b)above.
              (i) through (x) - Not applicable.
              (xi) through (xii) - Not applicable.
              (xiii) - The Partnership has no employees.
         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2.  Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.

Item 3.  Legal Proceedings.
         There are no material legal proceedings pending against the Partnership or the General Partner.
         This section describes the major legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBH, the parent company of this General Partner or its subsidiaries is a party or to which any of their property is subject.
         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (a) judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (b) judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. The court dismissed the RICO, breach of contract, and unjust enrichment claims. The court also found that defendants did not qualify as an ERISA fiduciary and dismissed the claims based on that allegation. Defendants moved for summary judgment on the sole remaining claim. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. Defendants are awaiting a decision.

         Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service review, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30-day letters with respect to the transactions.
         In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities and that such transactions were outside the scope of plaintiff's statutory and constitutional authority (ultra vires). Defendants' motion for summary judgment was granted with respect to the ultra vires claims in February 1999. The court allowed the filing of an amended complaint asserting claims based on alleged breaches of fiduciary duty.

         In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation
Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, and the complaints were subsequently amended. The Company has filed a motion to dismiss the amended complaints. In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. The Company intends to contest this complaint vigorously.
Environmental Matters
         In July 1996, the City and County of Denver ("Denver") enacted an ordinance imposing a substantial fee on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed a subsidiary of Salomon, the S.W. Shattuck Chemical Company, Inc. ("Shattuck"), $9.35 million for certain disposal already carried out. Shattuck sued to enjoin imposition of the fee on constitutional grounds. The United States also sued, seeking to enjoin imposition of the fee on constitutional grounds. Denver counterclaimed and moved to add SSBH as a defendant for past costs. These cases have been consolidated before the U.S. District Court in Colorado, which granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of the litigation. The parties have reached a settlement.
         The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
Matters.
                (a) Market  Information. The  Partnership  has  issued no stock.
                    There is no public market for the Units of Limited Partnership Interest.
                (b) Holders.   The   number  of  holders  of  Units  of  Limited
                    Partnership Interest as of December 31, 1998 was 3,800.
                (c) Distribution. The Partnership did not declare a distribution in 1998 or 1997.
                (d) Use of Proceeds.  There were no additional  sales during the last six months ended December 31, 1998. For the twelve months ended December 31, 1998, there were additional sales of 20,887.2038 Units totaling $20,778,000 and contributions by the General Partner representing 210.0035 Unit equivalents totaling $209,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on August 1, 1997. Realized and unrealized trading gains, interest income, net income and increase in net asset value per Unit for the year ended December 31, 1998 and the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 and total assets at December 31, 1998 and 1997 were as follows:
                                           1998                    1997
                                       -------------          ------------

Realized and unrealized
 trading gains net of brokerage
 commissions and clearing fees
 of $8,058,297 and $2,127,374,
 respectively                          $ 11,456,921           $  5,051,247

Interest income                           4,191,852              1,161,609
                                       -------------          ------------

                                       $ 15,648,773           $  6,212,856
                                       =============          ============

Net income
                                       $  9,558,956           $  4,152,296
                                       =============          ============

Increase in net asset
 value per unit                              $83.01                $ 29.05
                                             =======               =======

Total assets                           $125,412,315           $103,029,348
                                       =============          ============

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

           Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2017;
(ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
           (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
             (ii)  The   Partnership's   capital   consists   of  the   capital
contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
           Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 1998, 8,330.0357 Units were redeemed totaling $8,272,603 For the period ended December 31, 1997, 10 Units were redeemed totaling $9,689.
           The Partnership ceased to offer Units effective March 1, 1998. For the year ended December 31, 1998, there were additional sales of 20,887.2038 Units totaling $20,788,000 and contributions by the General Partner representing
210.0035 Unit equivalents totaling $209,000. For the period ended December 31, 1997, there were additional sales of 59,076.5475 Units totaling $56,807,000 and contributions by the General Partner representing 597.9801 Units equivalents totaling $575,000.

           (c) Results of Operations.
          For the year ended December 31, 1998 the Net Asset Value per Unit increased 8.2% from $1,011.49 to $1,094.50. For the period from August 1, 1997 (commencement of trading operations) to December 31, 1997, the net asset value per Unit increased 3.0% from $982.44 to $1,011.49. There were no operations in 1996. The net asset value of $982.44 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes.
          The Partnership experienced net trading gains of $19,515,218 before commissions and expenses in 1998. These gains were primarily attributable to the trading of energy, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses experienced in the trading of currencies, metals, softs and indices.
           The Partnership experienced net trading gains of $7,178,621 before commissions and expenses in 1997. These gains were primarily attributable to the trading of U.S. and non-U.S. interest rates, metals and currencies and were partially offset by losses experienced in the trading of energy products, grains, indices and softs.

           Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
         (d)      Operational Risk
         The Company is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks  include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Company's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Company, and in the markets where the Company participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Company's stockholder, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
        The Year 2000 issue is the result of existing computers in many businesses using only two digits to identify a year in the date field. These computers and programs, often referred to as "information technology," were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. Such systems and processes are dependent on correctly identifying dates in the next century.

                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisor, the brokers and exchanges through which the Advisor trades, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.
                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and involve over 450 people at the peak staffing level. SSB expects to complete all compliance and certification work by June 1999. At this time, over 95% of SSBH systems have completed the correction process and are Year 2000 compliant. Over 73% of the systems have completed certification testing. The Year 2000 project at SSBH remains on schedule.

                  The systems and components supporting the General Partner's business that require remediation have been identified and modifications have been made to bring them into Year 2000 compliance. Testing of these systems was completed in the fourth quarter of 1998. Final testing and certification are expected to be completed by the end of the first quarter of 1999.
                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership. The General Partner has requested and received statements from the Advisor that it has undertaken its own evaluation and remediation plans to identify any of its computer systems that are Year 2000 vulnerable. The Advisor has confirmed it is taking immediate actions to remedy those systems as necessary. The General Partner will continue to inquire into and to confirm the Advisor's readiness for Year 2000.
                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

           SSB has successfully participated in industry-wide testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of new York, and Futures Industry Association participants test. SSBH is also participating in the streetwide testing which commenced in March 1999.
           It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH is preparing comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.
           The goal of Year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure or a failure by a supplier or counterparty. Planning work was completed in December 1998, and testing of alternative procedures will be conducted in the first half of 1999. European Economic and Monetary Union
         European Economic and Monetary Union ("EMU") is an historic event in Europe involving the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen. Introduction of the Euro began on January 1, 1999, when the European Central Bank assumed control of the monetary policy for participating nations. Exchange rates between the participating countries were fixed and the Euro is available for electronic payments. Also on January 1,

1999, various issuers re-denominated their securities and harmonized bond payment conventions. A three-year transition period began on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.
         The Company completed a successful conversion to the Euro and has commenced trading and settlement in the new currency with no major exceptions.
         As the preceding risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.
         (e)      New Accounting Pronouncements
          In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal year beginning after June 15, 1999 SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

         The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized). Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected. The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was $123,538,960.

                                             December 31, 1998
                                                                % of Total
Market Sector                         Value at Risk            Capitalization

Currencies
-OTC Contracts                           $3,194,235                2.59%
Energy                                    1,837,200                1.49%
Grains                                      260,400                0.21%
Interest Rate U.S.                        1,376,784                1.10%
Interest Rate Non-U.S.                    5,654,499                4.58%
Livestock                                    23,000                0.02%
Metals                                      860,850                0.70%
Softs                                       848,530                0.69%
Indices                                   1,325,021                1.07%
                                        -----------               ------

Total                                   $15,380,519               12.45%
                                        ===========               ======

Material Limitations on Value at Risk as an Assessment of Market Risk
           The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
Non-Trading Risk
           The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
           Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

         The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 1998, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
         Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, Cocoa, Cotton and Sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 1998.
         Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 1998.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.




                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                       Number

                        Oath or Affirmation                             F-2

                        Report of Independent Accountants.              F-3

                        Financial Statements:
                        Statement of Financial Condition at
                        December 31, 1998 and 1997.                     F-4

                        Statement  of Income  and  Expenses
                        for the year  ended December  31,  1998
                        and the period  from  August 1, 1997
                        (commencement of trading operations)
                        to December 31, 1997.                           F-5

                        Statement  of  Partners'  Capital
                        for  the  year  ended December 31, 1998
                        and the period  from March 21, 1997
                        (date Partnership was organized) to
                        December 31, 1997.                              F-6

                        Notes to Financial Statements.               F-7 - F-11

                                    Continued

                           To The Limited Partners of
                     Smith Barney Westport Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management Inc.
     General Partner, Smith Barney Westport
      Futures Fund L.P.

Smith Barney Futures Management Inc.
390 Greenwich Street
1st Floor
New York, N.Y. 10013
212-723-5424

                   Report of Independent Accountants

To the Partners of
Smith Barney Westport Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. at December 31, 1998 and 1997, and the results of its operations for the year ended December 31, 1998 and the period from March 21, 1997 (date Partnership was organized) to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP

New York, New York
February 26, 1999

                 Smith Barney Westport Futures Fund L.P.
                    Statement of Financial Condition
                       December 31, 1998 and 1997

                                              1998            1997

Assets:
Equity in commodity futures trading
  account:
 Cash (Note 3c)                        $111,085,504   $ 94,452,401
 Net unrealized appreciation on
  open  futures contracts                14,006,626      8,075,897
                                       ------------   ------------
                                        125,092,130    102,528,298
Interest receivable                         320,185        339,134
Due from SSB                                   --          161,916
                                       ------------   ------------
                                       $125,412,315   $103,029,348
                                       ============   ============

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                         $    679,317   $    558,075
   Management fees                          415,487        341,439
   Incentive fees                           139,743        834,386
   Other                                     86,837         39,841
Redemptions Payable                         551,971           --
                                        ------------   ------------
                                          1,873,355      1,773,741
Partners' capital (Notes 1 and 7):
  General Partner, 1,212.9836 and
   1,002.9801 Unit equivalents
   outstanding  in 1998 and 1997,
   respectively                           1,327,611      1,014,504
  Limited Partners, 111,659.7156 and
   99,102.5475 Units of Limited
   Partnership Interest outstanding
   in 1998 and 1997, respectively       122,211,349    100,241,103
                                       ------------   ------------
                                        123,538,960    101,255,607
                                       ------------   ------------
                                       $125,412,315   $103,029,348
                                       ============   ============

See notes to financial statements.

                          Smith Barney Westport
                            Futures Fund L.P.
                    Statement of Income and Expenses
                  for the Year Ended December 31, 1998
                         and from August 1, 1997
                  (commencement of trading operations)
                          to December 31, 1997

                                             1998            1997
Income:
  Net gains on trading of
    commodity interests:
   Realized gains (losses) on
    closed positions                  $ 13,584,489    $  (897,276)
   Change in unrealized gains
    on open positions                    5,930,729      8,075,897
                                      ------------    -----------
                                        19,515,218      7,178,621
  Less, Brokerage commissions
   including clearing fees of
   $121,580 and $30,840,
   respectively (Note 3c)               (8,058,297)    (2,127,374)
                                      ------------    -----------
  Net realized and unrealized gains     11,456,921      5,051,247
  Interest income (Notes 3c and 6)       4,191,852      1,161,609
                                      ------------    -----------
                                        15,648,773      6,212,856
                                      ------------    -----------
Expenses:
  Management fees (Note 3b)              4,397,499      1,229,565
  Incentive fees (Note 3b)               1,372,182        834,386
  Organization expense (Note 6)               --          (49,441)
  Other expenses                           320,136         46,050
                                      ------------    -----------
                                         6,089,817      2,060,560
                                      ------------    -----------
Net income                            $  9,558,956    $ 4,152,296
                                      ============    ===========
Net income per Unit of Limited
  Partnership Interest and
  General Partner Unit
  equivalent (Notes 1 and 7)          $      83.01    $     29.05
                                      ============    ===========


See notes to financial statements.
                                       F-5

                          Smith Barney Westport
                            Futures Fund L.P.
                     Statement of Partners' Capital
                for the Year Ended December 31, 1998 and
                   for the Period from March 21, 1997
          (date Partnership was organized) to December 31, 1997


                                               Limited        General
                                              Partners        Partner           Total

Initial capital contributions            $       1,000    $     1,000    $       2,000
Proceeds from offering of
   40,035 Units of Limited
   Partnership Interest and
   General Partner's
   contribution representing
   404 Unit equivalents
   (Note 1)                                 40,035,000        404,000       40,439,000
Offering and organization
  costs (Note 6)                              (702,890)        (7,110)        (710,000)
                                         -------------    -----------    -------------
Opening Partnership capital
   for operations                           39,333,110        397,890       39,731,000
Net income                                   4,110,682         41,614        4,152,296
Sale of 59,076.5475 Units of
  Limited Partnership Interest
  and General Partner's
  contribution representing
  597.9801 Unit equivalents                 56,807,000        575,000       57,382,000
Redemption of 10 Units of
  Limited Partnership Interest                  (9,689)          --             (9,689)
                                         -------------    -----------    -------------
Partners' capital at December31, 1997      100,241,103      1,014,504      101,255,607
Net income                                   9,454,849        104,107        9,558,956
Sale of 20,887.2038 Units of
  Limited Partnership Interest
  and General Partner's
  contribution representing
  210.0035 Unit equivalents                 20,788,000        209,000       20,997,000
Redemption of 8,330.0357 Units
  of Limited Partnership Interest           (8,272,603)          --         (8,272,603)
                                         -------------    -----------    -------------
Partners' capital at December 31, 1998   $ 122,211,349    $ 1,327,611    $ 123,538,960
                                         =============    ===========    =============

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

    Smith  Barney  Futures  Management  Inc.  acts as the general  partner (the
    "General  Partner")  of  the  Partnership.  On   September 1,  1998,   the
    Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

    b. Management Agreement:

       The General Partner, on behalf of the Partnership, has entered into a Management Agreement with John W. Henry & Company, Inc. ("JWH") (the "Advisor"), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or SSB and is not responsible for the organization or operation of the Partnership. The Partnership will pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets allocated to the Advisor. In addition, the Partnership is obligated to pay the Advisor an incentive fee payable quarterly equal to 19% of the New Trading Profits, as defined, earned by the Advisor for the Partnership.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 13/24 of 1% (6.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1998 and 1997, the amount of cash held for margin requirements was $16,572,755 and $16,993,115, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:
    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests including options thereon, if applicable, at December 31, 1998 and 1997 was $14,006,626 and $8,075,897,
    respectively, and the average fair value during the years then ended, based on a monthly calculation, was $8,486,541 and $5,627,034, respectively.

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

6.  Offering and Organization Costs:
    Offering and organization expenses estimated at $710,000 relating to the issuance and marketing of Units during the initial offering period were initially paid by SSB and were charged against the initial capital of the Partnership. Actual offering and organization expenses totaled $653,455. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership was used to reimburse SSB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by the Chase Manhattan Bank.

    As of December 31, 1997, the Partnership had reimbursed SSB for $653,455 of offering and organization expenses and $7,104 of interest and the difference between these amounts and the original estimate which was charged to Partners' capital is reflected in the statement of income and expenses.

7.  Net Asset Value Per Unit:
    Changes in the net asset value per Unit of Partnership interest for the year ended December 31, 1998 and for the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 were as follows:



                                            1998               1997

Net realized and unrealized gains   $      99.60 $            31.94
Interest income                            36.00              14.20
Expenses                                  (52.59)            (17.09)
                                        ---------          ---------
Increase for period                        83.01              29.05
Net asset value per Unit,
 beginning of period                    1,011.49             982.44
                                       ---------           ---------
Net asset value per Unit,
 end of period                      $   1,094.50       $   1,011.49
                                       =========           =========

8.  Financial Instrument Risks:
    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

    Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

    Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1998, the Partnership's commitment to purchase and sell these instruments was $569,987,109 and $702,053,713, respectively, as detailed below. All of these instruments mature within one year of December 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1998, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $14,006,626, as detailed below.

                              December 31, 1998
                             Notional or Contractual
                              Amount of Commitments
                           To Purchase        To Sell     Fair Value
 Currencies:
   -OTC Contracts         $ 77,542,386   $ 91,808,666   $  1,211,814
 Energy                           --       18,185,351      1,145,305
 Grains                        603,576      8,712,792        233,971
 Interest Rate U.S.         77,561,344    157,448,825     (1,070,088)
 Interest Rate Non-U.S     385,420,059    396,323,347     12,130,991
 Livestock                        --          999,770         31,370
 Metals                         32,900     21,894,725        351,385
 Softs                      13,292,992      6,680,237        307,943
 Indices                    15,533,852           --         (336,065)
                          ------------   ------------   ------------
Total                     $569,987,109   $702,053,713   $ 14,006,626
                          ============   ============   ============

    At  December  31,  1997,  the  notional  or   contractual   amounts  of  the
    Partnership's commitments to purchase and sell these instruments was $513,151,141 and $482,486,909, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $8,075,897, as detailed below.

                             December 31, 1997
                         Notional or Contractual
                          Amount of Commitments
                      To Purchase        To Sell   Fair Value
Currencies:
  -OTC Contracts     $ 79,702,539   $171,012,164   $1,553,893
Energy                       --       26,340,080    1,632,990
Grains                  1,480,470      7,170,325       89,273
Interest Rate U.S.    146,479,725           --        763,150
Interest Rate
Non-U.S               261,861,726    222,578,459      901,690
Metals                 10,746,480     29,465,693    2,571,779
Softs                  12,880,201      9,320,777      146,373
Indices                      --       16,599,411      416,749
                     ------------   ------------   ----------
Total                $513,151,141   $482,486,909   $8,075,897
                     ============   ============   ==========


9.  New Accounting Pronouncements:

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
         The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by John W. Henry & Company, Inc.
Item 11.  Executive Compensation.
         The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $8,058,297 were paid for the year ended December 31, 1998. Management fees and incentive fees of $4,397,499 and $1,372,182, respectively, were paid to the Advisor for the year ended December 31, 1998.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.
                 (a). Security ownership of certain beneficial owners. As of March 1, 1999, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,212.9836 Units (1.1%) of Limited Partnership Interest as of December 31, 1998.
                 (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
         Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1)  Financial Statements:
                  Statement of Financial  Condition at December 31, 1998
                  and 1997.
                  Statement of Income and Expenses for the year ended December 31, 1998 and for the period from August 1, 1997 (commencement of trading operations) to December 31, 1997.
                  Statement of Partners' Capital for the year ended December 31, 1998 and for the period from March 21, 1997 (date Partnership was organized) to December 31, 1997.
             (2) Financial Statement Schedules: Financial Data Schedule for the period ended December 31, 1998.
             (3)  Exhibits:
              3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
              3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the
                         Registration Statement on Form S-1 (Filed No. 333-24923) and incorporated herein by reference).

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

              10.4- Management Agreement among the Partnership, the General Partner and John W Henry & Company Inc(filed as Exhibit
                         10.4 to the Registration Statement on Form S-1 (File No 333-24923) and incorporated herein by reference).
              10.5- Letter extending the Management Agreement between the General Partner and John W. Henry & Company,Inc. (filed herein)

         (b)  Reports on 8-K:   None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act.

Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1999.

SMITH BARNEY WESTPORT FUTURES FUND L.P.


By:       Smith Barney Futures Management Inc.
          (General Partner)



By        /s/        David J. Vogel
          David J. Vogel, President & Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



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




/s/   Shelley Ullman
Shelley Ullman
Director
                                     39