Form 10-Q
period 1999-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1999-05-14
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1999

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

PART 1- Financial Information:

    Item 1.      Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1999 (unaudited) and
                 December 31, 1998.                                   3

                 Statement of Income and Expenses and
                 Partners' Capital for the three months
                 ended March 31, 1999 and 1998 (unaudited).           4

                 Notes to Financial Statements (unaudited)          5 - 9

    Item 2.      Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                        10 - 13

    Item 3.      Quantitative and Qualitative Disclosures
                 of Market Risk                                    14 - 15

PART II - Other Information                                           16

                                    PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENT OF FINANCIAL CONDITION


                                                        March 31,   December 31,
                                                           1999             1998

                                                    -------------    -----------
                                                       (Unaudited)
ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                          $113,555,308   $111,085,504
  Net unrealized appreciation
   on open futures contracts                            5,618,287     14,006,626


                                                     ------------   ------------

                                                      119,173,595    125,092,130

Interest receivable                                       354,420        320,185

                                                     ------------   ------------

                                                     $119,528,015   $125,412,315

                                                     ============   ============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                        $    647,443   $    679,317
  Management fees                                         396,088        415,487
  Incentive fees                                                -        139,743
  Other                                                    54,181         86,837
Redemptions payable                                       365,781        551,971
                                                     ------------   ------------

                                                        1,463,493      1,873,355
                                                     ------------   ------------
Partners' Capital:

General Partner, 1,212.9836 Unit
  equivalents outstanding in 1999 and 1998              1,278,254      1,327,611
Limited Partners, 110,822.4186 and 111,659.7156
  Units of Limited Partnership
  Interest outstanding in 1999 and 1998, respectively 116,786,268    122,211,349
                                                     ------------   ------------

                                                      118,064,522    123,538,960
                                                     ------------   ------------

                                                     $119,528,015   $125,412,315
                                                     ============   ============

See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTH ENDED
                                                           MARCH 31,   MARCH 31,
                                                      --------------  ----------
                                                            1999            1998
                                                     --------------- -----------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions              $   6,158,397    $    125,812
  Change in unrealized gains/losses on open
   positions                                        (8,388,339)      (3,778,251)

                                                  -------------    -------------

                                                    (2,229,942)      (3,652,439)
Less, brokerage commissions including
 clearing fees
 of $38,102 and $34,436, respectively               (2,099,482)      (2,012,647)

                                                  -------------    -------------

  Net realized and unrealized losses                (4,329,424)      (5,665,086)
  Interest income                                       986,687       1,161,897

                                                  -------------    -------------

                                                    (3,342,737)      (4,503,189)

                                                  -------------    -------------


Expenses:
  Management fees                                     1,195,802       1,146,071
  Other                                                  51,373          87,509

                                                  -------------    -------------

                                                      1,247,175       1,233,580

                                                  -------------    -------------

  Net loss                                          (4,589,912)      (5,736,769)

  Additions                                                   -      20,997,000
  Redemptions                                         (884,526)      (1,705,107)

                                                  -------------    -------------

  Net increase (decrease) in Partners' capital       (5,474,438)     13,555,124

Partners' capital, beginning of period              123,538,960     101,255,607

                                                  -------------    -------------

Partners' capital, end of period                  $ 118,064,522    $114,810,731
                                                  -------------    -------------

Net asset value per Unit
  (112,035.4023 and 119,442.9038 Units outstanding
  at March 31, 1999 and 1998, respectively)       $    1,053.81    $      961.22
                                                  -------------    -------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent   $      (40.69)   $      (50.27)
                                                  -------------    -------------

See Notes to Financial Statements.
                                               4

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by John W. Henry Company, Inc., the ("Advisor").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (continued)

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998 were as follows:

                                        THREE-MONTHS
                                           ENDED
                                         MARCH 31,
                                      1999         1998

Net realized and unrealized
 losses                       $     (38.37)$     (49.68)
Interest income                       8.76         9.94
Expenses                            (11.08)      (10.53)
                                  ---------    ---------

Decrease for period                 (40.69)      (50.27)

Net asset value per Unit,
 Beginning of period              1,094.50     1,011.49
                                  ---------    ---------

Net asset value per Unit,
 end of period                $   1,053.81 $     961.22
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $5,618,287 and $14,006,626 and the average fair value during the three months then ended, based on monthly calculation, was $9,549,795 and $8,486,541, respectively.

4. Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $389,651,047 and 796,314,974, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $5,618,287, as detailed below.

                                 MARCH 31, 1999
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS

                          TO PURCHASE        TO SELL     FAIR VALUE

Currencies*              $ 13,932,282   $218,846,856   $  1,971,434
Energy                     19,158,597      2,681,100      1,971,431
Grains                      7,640,313      3,576,128       (133,886)
Interest Rates U.S.                 -    244,639,888      1,226,300
Interest Rates Non-U.S    308,726,528    273,042,166       (659,531)
Livestock                           -        986,500         (5,660)
Metals                      4,246,940     39,540,809       (128,924)
Softs                       3,126,696     12,954,408        351,228
Indices                    32,819,691         47,119      1,025,895
                         ------------   ------------   ------------

Totals                   $389,651,047   $796,314,974   $  5,618,287
                         ============   ============   ============

           At December 31, 1998, the notional or contractual amounts of the Partnership's commitments to purchase and sell these instruments was
$569,987,109  and  $702,053,713,   respectively,  and  the  fair  value  of  the
Partnership's derivatives, including options thereon, if applicable, was $14,006,626, as detailed below

                                DECEMBER 31, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS

                          TO PURCHASE       TO  SELL      FAIR VALUE

Currencies*              $ 77,542,386   $ 91,808,666   $  1,211,814
Energy                              -     18,185,351      1,145,305
Grains                        603,576      8,712,792        233,971
Interest Rates U.S.        77,561,344    157,448,825     (1,070,088)
Interest Rates Non-U.S    385,420,059    396,323,347     12,130,991
Livestock                           -        999,770         31,370
Metals                         32,900     21,894,725        351,385
Softs                      13,292,992      6,680,237        307,943
Indices                    15,533,852              -       (336,065)
                         ------------   ------------   ------------

Totals                   $569,987,109   $702,053,713   $ 14,006,626
                         ============   ============   ============


* The notional or contractual commitment amounts and the fair value amounts listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

         For the three months ended March 31, 1999, Partnership capital decrease 4.4% from $123,538,960 to $118,064,522. This decrease was attributable to a net loss form operations of $4,589,912 coupled with the redemption of 837.2970 Units resulting in an outflow of $884,526. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm is also participating in the streetwide testing which commenced in March 1999.
                                  11

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

Results of Operations

         During the Partnership's first quarter of 1999, the net asset value per Unit decreased 3.7% from $1,094.50 to $1,053.81, as compared to a decrease of 5.0% in the first quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of 2,229,942. These losses were attributable to losses in non- U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies, energy, grains, indices and U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees in the frist quarter of 1998 of 3,652,439. Losses were attributable to the trading of commodity futures in currencies, U.S. interest rates, grains, softs and metals and were partially offset by gains in energy products and non-U.S. interest rates.

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

         Interest income on 80% of the Partnership's average daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 1999, decreased by $175,210 as compared to the corresponding period in 1998. This decrease is primarily due to the result of redemptions and the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value as of the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 1999 increased by $86,835 as compared to the corresponding period in 1998.


         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1999 increased by $49,731 as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 1999 and 1998.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk


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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $118,064,522. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                              March 31, 1999

                                           % of Total
Market Sector           Value at Risk     Capitalization

Currencies                $ 5,076,540       4.30%
Energy                      1,726,700       1.46%
Grains                        309,600       0.26%
Interest rates U.S.         1,780,000       1.51%
Interest rates Non-U.S      4,359,038       3.69%
Livestock                      22,425       0.02%
Metals                      1,558,500       1.32%
Softs                         881,558       0.75%
Indices                     3,407,181       2.89%
                          -----------       -----

Total                     $19,121,542      16.20%
                          ===========       =====

          PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" of the Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

Item 2.   Changes in Securities and Use of Proceeds -

               For the three months ended March 31, 1998, there were additional sales of 20,887.2038 Units totaling $20,788,000 and contributions by the General Partner representing 210.0035 Unit equivalents totaling $209,000. There were no additional sales for the three months ended march 31, 1999. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

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

Date:  5/14/99

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:  5/14/99


By         /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:  5/14/99