Form 10-Q
period 1999-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1999-08-13
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999

Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                            13-3939393
 (State or other jurisdiction of                (I.R.S. Employer
--------------------------------------------------------------------
 incorporation or organization)              Identification No.)

                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                         (212) 723-5424
    (Registrant's telephone number, including area code)
----------------------------------------------------------------

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

                                                                  Page
                                                                 Number

PART I - Financial Information:

 Item 1.  Financial Statements:

          Statement of Financial Condition
          at June 30, 1999 (unaudited) and
          December 31, 1998.                                           3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and six months ended June 30, 1999
          and 1998 (unaudited).                                        4

          Notes to Financial Statements
          (unaudited).                                               5 - 9

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations.                                               10 - 13

Item 3.   Quantitative and Qualitative
          Disclosures of Market Risk                                14 - 15

PART II - Other Information                                            16

                                     PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENT OF FINANCIAL CONDITION


                                                       June 30,    December 31,
                                                         1999           1998
                                                     ------------  -------------
                                                      (Unaudited)
ASSETS:
Equity in commodity futures trading account:
  Cash                                               $116,004,457   $111,085,504
  Net unrealized appreciation
   on open futures contracts                           11,883,050     14,006,626
                                                     ------------   ------------
                                                      127,887,507    125,092,130
Interest receivable                                       337,062        320,185
                                                     ------------   ------------
                                                     $128,224,569   $125,412,315
                                                     ============   ============


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                        $    694,550   $    679,317
  Management fees                                         424,950        415,487
  Incentive fees                                          896,039        139,743
  Other                                                    44,882         86,837
Redemptions payable                                       380,291        551,971
                                                     ------------   ------------
                                                        2,440,712      1,873,355
                                                     ------------   ------------
Partners' Capital:
General Partner, 1,212.9836 and 1,212.9836 Unit
  equivalents outstanding in 1999 and
  1998, respectively                                    1,390,128      1,327,611
Limited Partners, 108,541.8622 and 111,659.7156
  Units of Limited Partnership
   Interest Outstanding
   in 1999 and 1998, respectively                     124,393,729    122,211,349
                                                     ------------   ------------
                                                      125,783,857    123,538,960
                                                     ------------   ------------
                                                     $128,224,569   $125,412,315
                                                     ============   ============

See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                               Three Months Ended                    Six Months Ended
                                                                   June 30,                              June 30,
                                                          --------------     --------------   -------------     -------------
                                                                 1999           1998               1999              1998
                                                           -------------     --------------   -------------     -------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions               $   7,284,532    $   7,724,649    $  13,442,929    $   7,850,461
  Change in unrealized gains/losses on open
   positions                                                    6,264,763       (7,545,347)      (2,123,576)     (11,323,598)
                                                            -------------    -------------    -------------    -------------
                                                               13,549,295          179,302       11,319,353       (3,473,137)
Less, brokerage commissions including clearing fees
  of $36,362, $31,018,  $74,464 and $65,454, respectively      (2,150,092)      (1,933,735)      (4,249,574)      (3,946,382)
                                                            -------------    -------------    -------------    -------------
  Net realized and unrealized gains (losses)                   11,399,203       (1,754,433)       7,069,779       (7,419,519)
    Interest income                                             1,034,343        1,069,341        2,021,030        2,231,238
                                                            -------------    -------------    -------------    -------------
                                                               12,433,546         (685,092)       9,090,809       (5,188,281)
                                                            -------------    -------------    -------------    -------------

Expenses:
  Management fees                                               1,252,679          881,817        2,448,481        2,027,888
  Incentive fees                                                  896,039             --            896,039             --
  Other                                                            21,071          114,090           72,444          201,599
                                                            -------------    -------------    -------------    -------------
                                                                2,169,789          995,907        3,416,964        2,229,487
                                                            -------------    -------------    -------------    -------------
  Net income (loss)                                            10,263,757       (1,680,999)       5,673,845       (7,417,768)
  Additions- Limited Partner                                         --               --               --         20,788,000
                 - General Partner                                   --               --               --            209,000
  Redemptions- Limited Partners                                (2,544,422)      (2,031,456)      (3,428,948)      (3,736,563)
                                                            -------------    -------------    -------------    -------------
  Net increase (decrease) in Partners' capital                  7,719,335       (3,712,455)       2,244,897        9,842,669
Partners' capital, beginning of period                        118,064,522      114,810,731      123,538,960      101,255,607
                                                            -------------    -------------    -------------    -------------
Partners' capital, end of period                            $ 125,783,857    $ 111,098,276    $ 125,783,857    $ 111,098,276
                                                            =============    =============    =============    =============
Net asset value per Unit
  ( 109,754.8458 and 117,287.4101 Units outstanding
   at June 30,1999 and 1998, respectively )                 $    1,146.04    $      947.23    $    1,146.04    $      947.23
                                                            =============    =============    =============    =============
Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $       92.23    $      (13.99)   $       51.54    $      (64.26)
                                                            =============    =============    =============    =============

See Notes to Financial Statements.
                                                4

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1. General:

     Smith Barney Westport Futures Fund L.P. (the "Partnership") is a limited partnership which was initially organized on March 21, 1997 under the partnership laws of the State of New York to engaged in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Units of limited partnership interest were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until August 1, 1997, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc.("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made by John W. Henry & Company, Inc., (the "Advisor")

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, (consisting only of normal recurring adjustments), necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999, and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2.       Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:

                                THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                    JUNE  30,                 JUNE 30,
                                 1999        1998          1999        1998
                             ----------------------      --------------------

Net realized and unrealized
 gains (losses)             $     102.50 $   (14.62)$      64.13 $     (64.30)
Interest income                     9.33       9.01        18.09        18.95
Expenses                          (19.60)     (8.38)      (30.68)      (18.91)
                                ---------    -------    ---------    ---------

Increase (decrease) for
 period                            92.23     (13.99)       51.54       (64.26)

Net Asset Value per Unit,
  beginning of period           1,053.81     961.22     1,094.50     1,011.49
                                ---------    -------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   1,146.04 $   947.23 $   1,146.04 $     947.23
                               =========    =======    =========    =========


3.       Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

         The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $11,883,050 and $14,006,626 and the average fair value during the six and twelve months then ended, based on monthly calculation, was $10,759,173 and $8,486,541, respectively.

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

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $65,567,697 and $1,399,617,599, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $11,883,050, as detailed below.

                                   JUNE 30, 1999
                               NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                             TO PURCHASE         TO SELL        FAIR VALUE

Currencies *              $    1,604,221   $  213,373,278   $    2,131,494
Energy                        27,217,375             --          1,906,126
Grains                              --          8,875,049           98,713
Interest Rates U.S.                 --        315,779,931        1,492,494
Interest Rates Non-U.S              --        806,736,195        5,260,932
Livestock                        993,740             --            (31,770)
Metals                         6,914,833       37,641,092          463,896
Softs                          9,171,247        7,353,465         (171,103)
Indices                       19,666,281        9,858,589          732,268
                          --------------   --------------   --------------

Totals                    $   65,567,697   $1,399,617,599   $   11,883,050
                          ==============   ==============   ==============

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $569,987,109 and $702,053,713, respectively, and, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $14,006,626, as detailed below.

                                 DECEMBER 31,1998
                              NOTIONAL OR CONTRACTUAL
                             AMOUNT OF COMMITMENTS
                            TO PURCHASE      TO SELL      FAIR VALUE

Currencies*               $ 77,542,386   $ 91,808,666   $  1,211,814
Energy                            --       18,185,351      1,145,305
Grains                         603,576      8,712,792        233,971
Interest Rates U.S.         77,561,344    157,448,825     (1,070,088)
Interest Rates Non-U.S     385,420,059    396,323,347     12,130,991
Livestock                         --          999,770         31,370
Metals                          32,900     21,894,725        351,385
Softs                       13,292,992      6,680,237        307,943
Indices                     15,533,852           --         (336,065)
                          ------------   ------------   ------------

Totals                    $569,987,109   $702,053,713   $ 14,006,626
                          ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 1999.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the six months ended June 30, 1999, Partnership capital increased 1.8% from $123,538,960 to $125,783,857. This increase was attributable to net income from operations of $5,673,845 partially offset by the redemption of 3,117.8535 Units resulting in an outflow of $3,428,948. Future redemptions can impact the amount of funds available for investments in commodity contract position in subsequent periods.

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

                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.

     The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

     The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

     This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

     The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

     SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

     It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.
                                        11

     The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per unit increased 8.8% from $1,053.81 to $1,146.04, as compared to a decrease of 1.5% in the second quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $13,549,295. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, energy, metals and indices and were partially offset by losses in livestock, grains and softs. The Partnership experienced a net trading gain before commissions and related fees in the second quarter of 1998 of $179,302. Gains were primarily attributable to the trading of commodity futures in energy, grains and softs and were partially offset by losses recognized in the trading of currencies, U.S. and non-U.S. interest rates, metals and indices.

          Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 1999 decreased by $34,998 and $210,208, respectively, as compared to the corresponding periods in 1998. This decrease is primarily the result of the effect of redemptions on the Partnership's equity maintained in cash during 1999.

          Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 1999 increased by $216,357 and $303,192, respectively, as compared to the corresponding periods in 1998.

          Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1999 increased by $370,862 and $420,593, respectively, as compared to the corresponding periods in 1998.

          Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $896,039. There were no incentive fees earned for the three and six months ended June 30, 1998.

Item. 3 Quantitative and Qualitative Disclosures of Market Risk

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $125,783,857. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                             June 30, 1999
                                          % of Total
Market Sector           Value at Risk   Capitalization

Currencies                $ 3,865,035   $    3.09%
Energy                      1,835,800        1.46%
Grains                        331,050        0.26%
Interest rates U.S.         1,867,000        1.48%
Interest rates Non-U.S      5,917,187        4.70%
Livestock                      19,000        0.02%
Metals                      1,238,800        0.98%
Softs                         919,072        0.73%
Indices                     2,252,549        1.79%
                           -----------      ------

Total                     $18,245,493       14.51%
                           ===========      ======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

Item 2.   Changes in Securities and Use of Proceeds - None

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


Date:        8/13/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management Inc.
           (General Partner)



By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:        8/13/99



By     /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:        8/13/99