Form 10-Q
period 1999-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 1999-11-15
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

                         Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
               (Exact name of registrant as specified in its charter)

      New York                                         13-3939393
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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



PART I - Financial Information:

         Item 1.       Financial Statements:

                       Statement of Financial Condition at
                       September 30, 1999 and December 31,
                       1998 (unaudited).                                     3

                       Statement  of Income  and  Expenses  and  Partners'
                       Capital  for  the  three  and  nine  months   ended
                       September 30, 1999
                       and 1998 (unaudited).                                 4

                       Notes to Financial Statements
                       (unaudited).                                        5 - 9

        Item 2.        Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations.                                       10 - 13

        Item 3.        Quantitative and Qualitative
                       Disclosures of Market Risk                        14 - 15

PART II - Other Information                                                16

                                     PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                     September 30,  December 31,
                                                           1999             1998
ASSETS:
                                                     -------------   -----------


Equity in commodity futures trading account:
  Cash                                                $113,727,849  $111,085,504
  Net unrealized appreciation
   on open futures contracts                             3,007,959    14,006,626


                                                      ------------  ------------

                                                       116,735,808   125,092,130

Interest receivable                                        346,134       320,185

                                                      ------------  ------------

                                                      $117,081,942  $125,412,315

                                                      ============  ============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                         $    634,194  $    679,317
  Management fees                                          387,975       415,487
  Incentive fees                                              --         139,743
  Other                                                     55,295        86,837
Redemptions payable                                        124,030       551,971
                                                      ------------  ------------
                                                         1,201,494     1,873,355
                                                      ------------   -----------
Partners' Capital:

General Partner, 1,212.9836 Unit
  equivalents outstanding in 1999 and 1998               1,290,141     1,327,611
Limited Partners, 107,736.7682 and 111,659.7156
  Units of Limited Partnership Interest outstanding
   in 1999 and 1998, respectively                      114,590,307   122,211,349
                                                      ------------  ------------

                                                       115,880,448   123,538,960
                                                      ------------  ------------

                                                      $117,081,942  $125,412,315
                                                      ============  ============

See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                 THREE          THREE            NINE              NINE
                                                              MONTHS ENDED      MONTHS ENDED   MONTHS ENDED       MONTHS ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,  SEPTEMBER 30,      SEPTEMBER 30,
                                                                     1999             1998             1999             1998
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions               $   2,046,985    $  (6,778,746)   $  15,489,914    $   1,071,715
  Change in unrealized gains/losses on open
   positions                                                   (8,875,091)      25,772,528      (10,998,667)      14,448,930
                                                               (6,828,106)      18,993,782        4,491,247       15,520,645
                                                             -------------      -----------     ------------      ---------
Less, brokerage commissions including clearing fees
  of $35,141, $30,661, $109,605 and $96,115, respectively      (2,059,402)      (2,049,391)      (6,308,976)      (5,995,773)
  Net realized and unrealized gains (losses)                   (8,887,508)      16,944,391       (1,817,729)       9,524,872
  Interest income                                               1,085,960        1,113,775        3,106,990        3,345,013
                                                            --------------      -----------     ------------      -----------
                                                               (7,801,548)      18,058,166        1,289,261       12,869,885
                                                            --------------      -----------     ------------      -----------
Expenses:
  Management fees                                               1,201,675        1,176,116        3,650,156        3,204,004
  Other                                                            10,412          115,345           82,856          316,944
  Incentive fees                                                     --            972,979          896,039          972,979
                                                             --------------     ------------    ------------     -----------
                                                               1,212,087        2,264,440        4,629,051        4,493,927
                                                            ---------------     ------------    ------------     -----------
 Net income (loss)                                             (9,013,635)      15,793,726       (3,339,790)       8,375,958
Additions-Limited Partners                                           --               --               --         20,788,000
              -General Partner                                       --               --               --            209,000
  Redemptions                                                    (889,774)      (3,981,869)      (4,318,722)      (7,718,432)
                                                            ---------------     -----------    -------------     -----------
  Net increase (decrease)  in Partners' capital                (9,903,409)      11,811,857       (7,658,512)      21,654,526

Partners' capital, beginning of period                        125,783,857       111,098,276      123,538,960      101,255,607
                                                          -----------------     -----------    -------------     -----------
Partners' capital, end of period                            $ 115,880,448     $ 122,910,133    $ 115,880,448    $ 122,910,133
                                                          =================     ===========    =============     =============
Net asset value per Unit
  (108,949.7518 and 113,379.1289 Units outstanding
  at September 30, 1999 and 1998, respectively)             $    1,063.61    $    1,084.06    $    1,063.61    $    1,084.06
                                                          =================     ===========    =============     =============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $      (82.44)   $      136.83    $      (30.90)   $       72.57
                                                          =================     ===========    =============     =============

See notes to Financial Statements

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership=s commodity broker is Salomon Smith Barney Inc.("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by John W. Henry & Company, Inc., (the "Advisor")

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, (consisting only of normal recurring adjustments), necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999, and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership=s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.       Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                     THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                       1999        1998          1999       1998
Net realized and unrealized
 gains (losses)                $     (81.27)$     146.86 $     (17.14)$    82.56
Interest income                        9.93         9.59        28.02      28.54
Expenses                             (11.09)      (19.62)      (41.77)   (38.53)
                                ---------    ---------    ---------    ---------

Increase (decrease) for
 period                              (82.43)      136.83       (30.89)     72.57

Net Asset Value per Unit,
  beginning of period              1,146.04       947.23     1,094.50   1,011.49
                                ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $   1,063.61 $   1,084.06 $   1,063.61 $ 1,084.06
                                =========    =========    =========    =========


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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $3,007,959 and $14,006,626 and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $10,759,173 and $8,486,541, respectively.
                                                  6

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

         At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $960,748,503 and $611,544,877, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $3,007,959, as detailed below.

                                                 SEPTEMBER 30, 1999
                                                 (Unaudited)

                                                NOTIONAL OR CONTRACTUAL
                                                AMOUNT OF COMMITMENTS
                                    TO PURCHASE         TO SELL       FAIR VALUE

Currencies *                       $315,501,132    $104,553,182    $    649,698
Energy                               35,498,384            --         2,752,462
Grains                                1,629,439       3,333,913         (41,429)
Interest Rates U.S.                 188,946,963      82,614,892        (460,133)
Interest Rates Non-U.S              402,954,344     379,586,028         917,206
Livestock                             1,102,930            --            33,590
Metals                                5,307,662      11,543,690      (1,382,941)
Softs                                 9,807,649       5,166,453         425,912
Indices                                    --        24,746,719         113,594
                                   ------------    ------------    ------------

Totals                             $960,748,503    $611,544,877    $  3,007,959
                                   ============    ============    ============


                                                  8

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $569,987,109 and $702,053,713, respectively, and, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $14,006,626, as detailed below.

                                                     DECEMBER 31,1998
                                                     (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1999.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the nine months ended September 30, 1999, Partnership capital decreased 6.2% from $123,538,960 to $115,880,448. This decrease was attributable to net loss from operations of $3,339,790 coupled with the redemption of 3,922.9474 Units resulting in an outflow of $4,318,722. Future redemptions can impact the amount of funds available for investments in commodity contract position in subsequent periods.

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

         The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

         The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

         During the Partnership's third quarter of 1999, the net asset value per unit decreased 7.2% from $1,146.04 to $1,063.61, as compared to an increase of 14.4% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $6,828,106. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by gains in energy and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $18,993,782. Gains were recognized in the trading of commodity futures in grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, metals, softs and indices.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 1999 decreased by $27,815 and $238,023, respectively, as compared to the corresponding periods in 1998. This decrease is primarily the result of the effect of redemptions on the Partnership's equity maintained in cash during 1999.

          Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1999 increased by $10,011 and $313,203, respectively, as compared to the corresponding periods in 1998.

          Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1999 increased by $25,559 and $446,152, respectively, as compared to the corresponding periods in 1998.

          Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 1999 and 1998 resulted in incentive fees of $0, $972,979, $896,039 and $972,979.

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

         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
                                                  14

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $115,880,448. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.
                                                        September 30, 1999
                                                            (Unaudited)

                                                                      % of Total
Market Sector                                      Value at Risk  Capitalization

Currencies                                           $ 4,493,367           3.88%
Energy                                                 2,343,500           2.02%
Grains                                                   182,650           0.16%
Interest rates U.S.                                    1,650,100           1.42%
Interest rates Non-U.S                                 5,933,741           5.12%
Livestock                                                 16,400           0.01%
Metals                                                   958,900           0.84%
Softs                                                    907,263           0.78%
Indices                                                1,311,160           1.13%
                                                     -----------          -----

Total                                                $17,797,081          15.36%
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

Item 2    Changes in Securities and Use of Proceeds - None

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


By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date:        11/12/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date:        11/12/99



By   /s/ Daniel A. Dantuono
     Daniel A. Dantuono
     Chief Financial Officer and
     Director

Date:        11/12/99