Form 10-K
period 1999-12-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2000-03-29
CIK 1037189

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1999

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

                          Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 29, 2000 Limited Partnership Units with an aggregate value of $95,440,148 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

         (a) General development of business. Smith Barney Westport Futures Fund L.P. ("Partnership") is a limited partnership organized on March 21, 1997 under the Partnership laws of the State of New York. The Partnership commenced trading operations on August 1, 1997. The Partnership engages in speculative trading of commodity interests, including futures contracts, options and forward contracts.
           A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997. Beginning May 30, 1997, 120,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $404,000 to the Partnership's trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Units terminated on February 1, 1998. Sales of additional Units and additional general partner contributions of Units for the periods ended December 31, 1998 and 1997, and redemptions of Units for the periods ended December 31, 1999, 1998 and 1997 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

         The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done primarily on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
         The General  Partner  has  entered  into a  Management  Agreement  (the

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

U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. However, SSB began paying interest to the Partnership only after the amount of interest accrued equaled the total amount of offering and organizational expenses paid by SSB in connection with the Partnership's offering plus interest at the prime rate quoted by the Chase Manhattan Bank.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the year ended December 31, 1999, 1998 and the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 is set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 1999 was $99,481,337.
         (c)  Narrative  description  of business.
              See  Paragraphs  (a) and (b) above
              (i) through (x) - Not applicable.
              (xi) through (xii) - Not applicable.
              (xiii) - The Partnership has no employees.

         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.  Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         There have been no material administrative, civil or criminal actions within the past five years against SSB or any of its individual principals and no such actions are currently pending, except as follows.
         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participations issued by Motels of

America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case and oral argument will be heard April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities.

     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the IRS review, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. As of the date of this report, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. In May 1999, the Court denied SSB's motion to dismiss, but stayed the litigation because the matter was not ripe. In March 2000, the city filed a notice of discontinuance dissmissing the complaint.
     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint.

         In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.
         In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. SSB will continue to contest this lawsuit vigorously.
         In the course of its business, SSB, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of SSB. Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II
Item 5.   Market  for  Registrant's  Common  Equity and  Related Security Holder
          Matters.
          (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
          (b)Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 1999 was 4,076.
          (c) Distribution. The Partnership did not declare a distribution in 1999 or 1998.

          (d) Use of Proceeds. There were no additional sales in the year ended December 31, 1999 and the last six months in the year ended December 31, 1998. For the twelve months ended December 31, 1998, there were additional sales of 20,887.2038 Units totaling $20,778,000 and contributions by the General Partner representing
               210.0035 Unit equivalents totaling $209,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on August 1, 1997. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the year ended December 31, 1999, 1998 and the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 and total assets at December 31, 1999, 1998 and 1997 were as follows:


                                               1999                1998           1997
                                           ------------      ------------   --------------

Realized and unrealized  trading gains
 (loss) net of brokerage  commissions
 and clearing fees of $8,105,686,
 $8,058,297 and $2,127,374, respectively   $ (12,482,163)   $  11,456,921   $   5,051,247
Interest income                                4,092,286        4,191,852       1,161,609
                                           -------------    -------------   -------------
                                           $  (8,389,877)   $  15,648,773   $   6,212,856
                                           =============    =============   =============
Net income (loss)                          $ (14,122,938)   $   9,558,956   $   4,152,296
                                           =============    =============   =============
Increase (decrease) in net
 asset value per unit                      $     (130.10)   $       83.01   $       29.05
                                           =============    =============   =============
Total assets                               $ 103,585,998    $ 125,412,315   $ 103,029,348
                                           =============    =============   =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures contracts and receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
           (2) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor. For the purpose of this limitation, forward contracts in currencies will be deemed to have the same margin requirements as the same or similar futures contracts traded on the Chicago Mercantile Exchange.
           (3) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
           (4) The Partnership will not utilize borrowing except short-term borrowing if the Partnership takes delivery of any cash commodities, provided that neither the deposit of margin with a commodity broker nor obtaining and drawing on a line of credit with respect to forward contracts shall constitute borrowing.
           (5) The Advisor may, from time to time, employ trading strategies such as spread or straddles on behalf of the Partnership. The term "spread" or

"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
           (6) The Partnership will not permit the churning of its commodity trading accounts. The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data. for further information on financial instrument risk included in the notes to financial statements.)

           Other than the risks inherent in commodity futures trading, the Partnership knows of no trends demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2017; (ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) net asset value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
           (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
             (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
           Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 1999, 9,719.2218 Units were redeemed totaling $9,934,685. For the year ended December 31, 1998, 8,330.0357 Units were redeemed totaling $8,272,603 For the period ended December 31, 1997, 10 Units were redeemed totaling $9,689.
           The Partnership ceased to offer Units effective March 1, 1998. For the year ended December 31, 1998, there were additional sales of 20,887.2038 Units totaling $20,788,000 and contributions by the General Partner representing

210.0035 Unit equivalents totaling $209,000. For the period ended December 31, 1997, there were additional sales of 59,076.5475 Units totaling $56,807,000 and contributions by the General Partner representing 597.9801 Units equivalents totaling $575,000.
           (c) Results of Operations.
          For the year ended December 31, 1999 the Net Asset Value per Unit decreased 11.9% from $1,094.50 to $964.40. For the year ended December 31, 1998 the Net Asset Value per Unit increased 8.2% from $1,011.49 to $1,094.50. For the period from August 1, 1997 (commencement of trading operations) to December 31, 1997, the net asset value per Unit increased 3.0% from $982.44 to $1,011.49. The net asset value of $982.44 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes.
          The Partnership experienced net trading losses of $4,376,477 before commissions and expenses in 1999. These losses were primarily attributable to the trading of grains, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains experienced in the trading of currencies, energy and U.S.
interest rates.
          The Partnership experienced net trading gains of $19,515,218 before commissions and expenses in 1998. These gains were primarily attributable to the trading of energy, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses experienced in the trading of currencies, metals, softs and indices.

           The Partnership experienced net trading gains of $7,178,621 before commissions and expenses in 1997. These gains were primarily attributable to the trading of U.S. and non-U.S. interest rates, metals and currencies and were partially offset by losses experienced in the trading of energy products, grains, indices and softs.
           Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
         (d)  Operational Risk
         The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among units within the Partnership, and in the markets where the
Partnership   participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
     SSBHI's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. SSBHI is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.
     Based on operations since January 1, 2000, SSBHI does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge
     The pretax costs associated with required system modifications and conversions totaled approximately $130 million. These costs were funded through operating cash flow and expensed in the period in which they were incurred.
     The expenditures and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.
     The most likely and most  significant  risk to the  Partnership  associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
          (e)  New Accounting Pronouncements
         The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting For Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999, the Partnership's total capitalization was $99,481,337.


                                December 31, 1999
                                                               Year to Date
                                         % of Total         High         Low
Market Sector         Value at Risk   Capitalization    Value at Risk   Value at Risk
--------------------------------------------------------------------------------

Currencies
-OTC Contracts            $ 3,695,744       3.71%      $ 5,321,107   $ 3,672,846
Energy                      2,155,000       2.17%        2,343,500     1,805,500
Grains                        339,750       0.34%          517,950       253,900
Interest Rates U.S.         1,577,400       1.59%        1,886,400     1,398,885
Interest Rates Non-U.S      4,635,305       4.66%        8,168,517     4,471,393
Livestock                      19,000       0.02%           22,425        21,624
Metals                      1,793,000       1.80%        2,107,700     1,001,000
Softs                       1,157,191       1.16%        1,157,297       847,811
Indices                     1,890,114       1.90%        3,410,904     1,321,019
                          -----------       -----
Total                     $17,262,504      17.35%
                          ===========      =====

          As of December 31, 1998, the Partnership's total capitalization was $123,538,960.


                     December 31, 1998
                                        % of Total
Market Sector          Value at Risk  Capitalization

Currencies
-OTC Contracts           $ 3,194,235       2.59%
Energy                     1,837,200       1.49%
Grains                       260,400       0.21%
Interest Rate U.S.         1,376,784       1.10%
Interest Rate Non-U.S      5,654,499       4.58%
Livestock                     23,000       0.02%
Metals                       860,850       0.70%
Softs                        848,530       0.69%
Indices                    1,325,021       1.07%
                         -----------       -----

Total                    $15,380,519      12.45%
                         ===========       =====

Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

Non-Trading Risk
     The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative  Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
         The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1999, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisor has from time to time taken substantial positions as it has perceived market opportunities. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
         Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 1999.
         Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.
     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
     The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.




                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                   Number

   Oath or Affirmation                                              F-2

   Report of Independent Accountants.                               F-3

   Financial Statements:
   Statement of Financial Condition at
   December 31, 1999 and 1998.                                      F-4

   Statement  of Income  and  Expenses  for the year  ended
   December  31,  1999,  1998 and the period from August 1,
   1997 (commencement of trading operations)
   to December 31, 1997.                                            F-5

   Statement  of  Partners'  Capital  for  the  year  ended
   December  31,  1999,  1998 and the period from March 21,
   1997 (date Partnership was organized) to
   December 31, 1997.                                               F-6

   Notes to Financial Statements.                                F-7 - F-11

                                    Continued

                           To The Limited Partners of
                     Smith Barney Westport Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By: Daniel A. Dantuono, Chief Financial Officer
    Smith Barney Futures Management LLC
    General Partner, Smith Barney Westport
    Futures Fund L.P.

    Smith Barney Futures Management LLC
    390 Greenwich Street
    1st Floor
    New York, N.Y. 10013
    212-723-5424

                        Report of Independent Accountants

To the Partners of
Smith Barney Westport Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. at December 31, 1999 and 1998, and the results of its operations for each of the two years in the period ended December 31, 1999 and the period from March 21, 1997 (date Partnership was organized) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                     PricewaterhouseCoopers LLP

New York, New York
February 25, 2000

                              Smith Barney Westport
                                Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 1999 and 1998

                                                     1999               1998
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                $ 99,850,043   $111,085,504
   Net unrealized appreciation on
    open futures contracts                          3,389,059     14,006,626
                                                 ------------   ------------
                                                  103,239,102    125,092,130
Interest receivable                                   346,896        320,185
                                                 ------------   ------------
                                                 $103,585,998   $125,412,315
                                                 ------------   ------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                   $    561,091   $    679,317
   Management fees                                    343,281        415,487
   Incentive fees                                        --          139,743
   Professional fees                                   39,282         83,480
   Other                                                1,191          3,357
Redemptions Payable (Note 5)                        3,159,816        551,971
                                                 ------------   ------------
                                                    4,104,661      1,873,355
Partners' capital (Notes 1 and 7):
  General Partner, 1,212.9836 Unit equivalents
   outstanding in 1999 and 1998                     1,169,801      1,327,611
  Limited Partners, 101,940.4938 and
   111,659.7156 Units of Limited
   Partnership Interest outstanding
   in 1999 and 1998, respectively                  98,311,536    122,211,349
                                                 ------------   ------------
                                                   99,481,337    123,538,960
                                                 ------------   ------------
                                                 $103,585,998   $125,412,315
                                                 ------------   ------------


See notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                        Statement of Income and Expenses
                 for the years ended December 31, 1999 and 1998
                     and for the period from August 1, 1997
                      (commencement of trading operations)
                              to December 31, 1997

                                                                 1999              1998              1997
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions               $  6,241,090    $ 13,584,489    $   (897,276)
   Change in unrealized gains (losses) on open positions      (10,617,567)      5,930,729       8,075,897
                                                             ------------    ------------    ------------
                                                               (4,376,477)     19,515,218       7,178,621
  Less, Brokerage commissions including clearing fees of
   $140,646, $121,580 and $30,840, respectively (Note 3c)      (8,105,686)     (8,058,297)     (2,127,374)
                                                             ------------    ------------    ------------
  Net realized and unrealized gains (losses)                  (12,482,163)     11,456,921       5,051,247
  Interest income (Notes 3c and 6)                              4,092,286       4,191,852       1,161,609
                                                             ------------    ------------    ------------
                                                               (8,389,877)     15,648,773       6,212,856
                                                             ------------    ------------    ------------
Expenses:
  Management fees (Note 3b)                                     4,698,422       4,397,499       1,229,565
  Incentive fees (Note 3b)                                        896,039       1,372,182         834,386
  Organization expense (Note 6)                                      --              --           (49,441)
  Professional fees                                               102,470         292,094          37,000
  Other expenses                                                   36,130          28,042           9,050
                                                             ------------    ------------    ------------
                                                                5,733,061       6,089,817       2,060,560
                                                             ------------    ------------    ------------
Net income (loss)                                            $(14,122,938)   $  9,558,956    $  4,152,296
                                                             ------------    ------------    ------------
Net income (loss) per Unit of Limited Partnership Interest
  and General Partner Unit equivalent (Notes 1 and 7)        $    (130.10)   $      83.01    $      29.05
                                                             ------------    ------------    ------------



See notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                         Statement of Partners' Capital
               for the years ended December 31, 1999 and 1998 and
                       for the period from March 21, 1997
              (date Partnership was organized) to December 31, 1997

                                                    Limited Partners    General Partner    Total

Initial capital contributions                      $       1,000    $       1,000    $       2,000
Proceeds from  offering  of 40,035  Units of
   Limited  Partnership  Interest  and
   General Partner's contribution representing
   404 Unit equivalents (Note 1)                      40,035,000          404,000       40,439,000
Offering and organization costs (Note 6)                (702,890)          (7,110)        (710,000)
                                                   -------------    -------------    -------------
Opening Partnership capital for operations            39,333,110          397,890       39,731,000
Net income                                             4,110,682           41,614        4,152,296
Sale of 59,076.5475 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 597.9801 Unit equivalents              56,807,000          575,000       57,382,000
Redemption of 10 Units of Limited Partnership
  Interest                                                (9,689)            --             (9,689)
                                                   -------------    -------------    -------------
Partners' capital at December 31, 1997               100,241,103        1,014,504      101,255,607
Net income                                             9,454,849          104,107        9,558,956
Sale of 20,887.2038 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 210.0035 Unit equivalents              20,788,000          209,000       20,997,000
Redemption of 8,330.0357 Units of Limited
  Partnership Interest                                (8,272,603)            --         (8,272,603)
                                                   -------------    -------------    -------------
Partners' capital at December 31, 1998               122,211,349        1,327,611      123,538,960
Net loss                                             (13,965,128)        (157,810)     (14,122,938)
Redemption of 9,719.2218 Units of Limited
  Partnership Interest                                (9,934,685)            --         (9,934,685)
                                                   -------------    -------------    -------------
Partners' capital at December 31, 1999             $  98,311,536    $   1,169,801    $  99,481,337
                                                   -------------    -------------    -------------


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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

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

                             Smith Barney Westport
                                Futures Fund L.P.
                          Notes to Financial Statements


3.   Agreements:

     a. Limited Partnership Agreement:

        The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

     b. Management Agreement:

        The General Partner, on behalf of the Partnership, has entered into a Management Agreement with John W. Henry & Company, Inc. ("JWH") (the "Advisor"), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or SSB and is not responsible for the organization or operation of the Partnership. The Partnership will pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets allocated to the Advisor. In addition, the Partnership is obligated to pay the Advisor an incentive fee payable quarterly equal to 19% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership.

     c. Customer Agreement:

        The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 13/24 of 1% (6.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1999 and 1998, the amount of cash held for margin requirements was $19,354,304 and $16,572,755, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
        The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

                              Smith Barney Westport
                                Futures Fund L.P.
                          Notes to Financial Statements

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 1999 and 1998, based on a monthly calculation, was $7,309,451 and $8,486,541, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1999 and 1998 was $3,389,059 and $14,006,626, respectively, as detailed below.

                                             Fair Value
                                    December 31,        December 31,
                                         1999                1998
        Currencies:
            -OTC Contracts           $(264,723)           $1,211,814
        Energy                       1,332,054             1,145,305
        Grains                         177,246               233,971
        Interest Rates U.S.          1,590,118            (1,070,088)
        Interest Rates Non-U.S.        231,025            12,130,991
        Livestock                       (2,050)               31,370
        Metals                        (488,435)              351,385
        Softs                          521,818               307,943
        Indices                        292,006              (336,065)
                                   ------------         -------------
        Total                       $3,389,059           $14,006,626
                                   ------------         -------------

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

     As of December 31, 1997, the Partnership had reimbursed SSB for $653,455 of offering and organization expenses and $7,104 of interest and the difference between these amounts and the original estimate which was charged to Partners' capital is reflected in the statement of income and expenses.
                                   F-9

                             Smith Barney Westport
                                Futures Fund L.P.
                          Notes to Financial Statements

7.   Net Asset Value Per Unit:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 1999 and 1998 and for the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 were as follows:

                                                      1999           1998        1997

Net realized and unrealized gains (losses)       $   (115.26)  $    99.60  $     31.94
Interest income                                        37.15        36.00        14.20
Expenses                                              (51.99)      (52.59)      (17.09)
                                                    ---------    ---------    ---------
Increase (decrease) for period                       (130.10)       83.01        29.05
Net asset value per Unit, beginning of period       1,094.50     1,011.49       982.44
                                                   ---------    ---------    ---------
Net asset value per Unit, end of period           $   964.40  $  1,094.50   $ 1,011.49
                                                   ---------    ---------    ---------

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring

                              Smith Barney Westport
                                Futures Fund L.P.
                          Notes to Financial Statements

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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.   Subsequent Event:

     There were additional redemptions as of January 31, 2000 representing 3,002.8315 Units of Limited Partnership Interest totaling $2,987,877.

10.  New Accounting Pronouncements:

     The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9.     Changes  in  and  Disagreements  with  Accountants  on   Accounting
            and Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
              The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by John W. Henry & Company, Inc.
Item 11.  Executive Compensation.
              The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." Brokerage commissions and clearing fees of $8,105,686 were paid for the year ended December 31, 1999. Management fees and incentive fees of $4,698,422 and $896,039, respectively, were paid to the Advisor for the year ended December 31, 1999.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.
                 (a). Security ownership of certain beneficial owners. As of March 1, 2000, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,212.9836 Units (1.2%) of Limited Partnership Interest as of December 31, 1999.
                 (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
                   Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under "Item 1. Business@ and AItem 11. Executive Compensation."
                                     PART IV
Item 14.   Exhibits,  Financial  Statement  Schedules, and  Reports on Form 8-K.
         (a) (1) Financial Statements:
                 Statement of Financial Condition at December 31, 1999 and 1998. Statement of Income and Expenses for the years ended
                 December 31, 1999, 1998 and for the period from August 1,  1997

                      (commencement of trading operations) to December 31, 1997.
                    Statement of Partners' Capital for the years ended December 31, 1999, 1998 and for the period from March 21, 1997 (date Partnership was organized) to December 31, 1997.
               (2) Financial Statement Schedules: Financial Data Schedule for the period ended December 31, 1999.
                (3) Exhibits
               3.1 Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
               3.2 Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (Filed No. 333-24923) and incorporated herein by reference).
               10.1-Customer  Agreement between the Partnership and Smith Barney
                    (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
               10.2-Subscription   Agreement  (filed  as  Exhibit  10.2  to  the
                    Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
               10.3-Escrow  Instructions  relating  to  escrow  of  subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

               10.4-Management  Agreement  among the  Partnership,  the  General
                    Partner and John W. Henry & Company  Inc.  (filed as Exhibit
                    10.4 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
               10.5-Letter  extending  the  Management   Agreement  between  the
                    General Partner and John W. Henry & Company, Inc. (filed herein)
         (b)  Reports on 8-K:   None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2000.

SMITH BARNEY WESTPORT FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/  David J. Vogel
          David J. Vogel, President & Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/  David J. Vogel                               /s/  Jack H. Lehman III
David J. Vogel                                    Jack H. Lehman III
Director, Principal Executive                     Chairman and Director
Officer and President



/s/  Michael R. Schaefer                         /s/  Daniel A. Dantuono
Michael R. Schaefer                              Daniel A. Dantuono
Director                                         Treasurer, Chief Financial
                                                 Officer and Director



/s/ Daniel R. McAuliffe, Jr.                     /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                         Steve J. Keltz
Director                                         Secretary and Director




/s/ Shelley Ullman
Shelley Ullman
Director