Form 10-Q
period 2000-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2000-08-14
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                                       13-3939393
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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

                                                                        Page
                                                                       Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statement of Financial Condition
                        at June 30, 2000 and December 31,
                        1999 (unaudited).                                  3

                        Statement of Income and Expenses
                        and Partners' Capital for the three
                        and six months ended June 30, 2000
                        and 1999 (unaudited).                              4

                        Notes to Financial Statements
                        (unaudited).                                    5 - 8

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations.                                     9 - 10

            Item 3.     Quantitative and Qualitative
                        Disclosures of Market Risk                     11 - 12

PART II - Other Information                                            13 - 16

                                     PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                  June 30,                 December 31,
                                                                    2000                       1999
                                                              --------------------       -------------------

ASSETS:

Equity in commodity futures trading account:
  Cash                                                              $ 75,939,078              $ 99,850,043
  Net unrealized appreciation
   on open futures contracts                                             515,653                 3,389,059
                                                             --------------------       -------------------
                                                                      76,454,731               103,239,102

Interest receivable                                                      257,359                   346,896
                                                             --------------------       -------------------
                                                                    $ 76,712,090             $ 103,585,998
                                                             ====================       ===================


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                          $ 345,833                 $ 561,091
  Management fees                                                        254,412                   343,281
  Other                                                                   42,743                    40,473
Redemptions payable                                                    4,035,499                 3,159,816
                                                             --------------------       -------------------
                                                                       4,678,487                 4,104,661
                                                             --------------------       -------------------
Partners' Capital:

General Partner, 1,212.9836 Unit equivalents
  outstanding in 2000 and 1999                                         1,066,940                 1,169,801
Limited Partners, 80,680.4920 and 101,940.4938
  Units of Limited Partnership Interest outstanding
   in 2000 and 1999, respectively                                     70,966,663                98,311,536
                                                             --------------------       -------------------
                                                                      72,033,603                99,481,337
                                                             --------------------       -------------------
                                                                    $ 76,712,090             $ 103,585,998
                                                             ====================       ===================


See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                         Three Months Ended               Six Months Ended
                                                              June 30,                         June 30,
                                                  ------------------------------   -------------------------------
                                                       2000            1999             2000            1999
                                                   ---------------  -------------   --------------- ---------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions       $ (2,174,039)   $ 7,284,532      $ (1,773,562)   $ 13,442,929
  Change in unrealized gains (losses) on open
   positions                                          (2,284,470)     6,264,763        (2,873,406)     (2,123,576)
                                                  ---------------  -------------   --------------- ---------------

                                                      (4,458,509)    13,549,295        (4,646,968)     11,319,353
Less, brokerage commissions including clearing
  fees of $31,313, $36,362,  $70,537 and
  $74,464, respectively                               (1,200,094)    (2,150,092)       (2,832,215)     (4,249,574)
                                                  ---------------  -------------   --------------- ---------------

  Net realized and unrealized gains (losses)          (5,658,603)    11,399,203        (7,479,183)      7,069,779
  Interest income                                        857,172      1,034,343         1,859,191       2,021,030
                                                  ---------------  -------------   --------------- ---------------

                                                      (4,801,431)    12,433,546        (5,619,992)      9,090,809

                                                   ---------------  -------------   --------------- ---------------


Expenses:
  Management fees                                        819,594      1,252,679         1,798,673       2,448,481
  Other                                                   35,657         21,071            67,488          72,444
  Incentive fees                                               -        896,039                 -         896,039
                                                  ---------------  -------------   --------------- ---------------

                                                         855,251      2,169,789         1,866,161       3,416,964
                                                  ---------------  -------------   --------------- ---------------

  Net income (loss)                                   (5,656,682)    10,263,757        (7,486,153)      5,673,845
  Redemptions                                         (9,816,931)    (2,544,422)      (19,961,581)     (3,428,948)

                                                  ---------------  -------------   --------------- ---------------

  Net increase (decrease) in Partners' capital       (15,473,613)     7,719,335       (27,447,734)      2,244,897

Partners' capital, beginning of period                87,507,216    118,064,522        99,481,337     123,538,960
                                                  ---------------  -------------   --------------- ---------------

Partners' capital, end of period                    $ 72,033,603   $ 125,783,857     $ 72,033,603   $ 125,783,857
                                                  ---------------  -------------   --------------- ---------------

Net asset value per Unit
  ( 81,893.4756 and 109,754.8458 Units outstanding
   at June 30, 2000 and 1999, respectively )            $ 879.60     $ 1,146.04          $ 879.60      $ 1,146.04
                                                  ---------------  -------------   --------------- ---------------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $ (64.19)       $ 92.23          $ (84.80)        $ 51.54
                                                  ---------------  -------------   --------------- ---------------


See Notes to Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

        Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, (consisting only of normal recurring adjustments), necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Continued)


  2.  Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                 THREE-MONTHS ENDED                          SIX-MONTHS ENDED
                                                      JUNE 30,                                    JUNE 30,
                                                2000               1999                    2000            1999
                                            ------------        -----------            ------------     ----------

  Net realized and unrealized
   gains (losses)                             $(64.19)          $  102.50             $(84.72)          $   64.13
  Interest income                                9.56                9.33               19.58               18.09
  Expenses                                      (9.56)             (19.60)             (19.66)             (30.68)
                                               --------           ---------            --------          ----------

  Increase (decrease) for
   period                                      (64.19)              92.23              (84.80)              51.54

  Net Asset Value per Unit,
   beginning of period                         943.79            1,053.81              964.40            1,094.50
                                              --------          ----------            --------          ---------

  Net Asset Value per Unit,
  end of period                               $879.60           $1,146.04             $879.60           $1,146.04
                                              ========          ==========            ========          =========


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

        All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $4,509,964 and $7,309,451, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $515,653 and $3,389,059, respectively, as detailed below.

                                                         Fair Value
                                                June 30,         December 31,
                                                 2000                  1999
                                           --------------         -------------

Currency:
- Exchange Traded Contracts                     $  (59,600)         $      -
- OTC                                           (1,527,010)           (264,723)
Energy                                             821,765           1,332,054
Grains                                             492,469             177,246
Interest Rates U.S.                                167,582           1,590,118
Interest Rates Non-U.S.                            (37,870)            231,025
Livestock                                           14,120              (2,050)
Metals                                            (222,873)           (488,435)
Softs                                              358,401             521,818
Indices                                            508,669             292,006
                                                -----------          ----------

Total                                           $  515,653          $3,389,059
                                                ===========          ==========

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

       The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2000.

       The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

       For the six months ended June 30, 2000, Partnership capital decreased 27.6% from $99,481,337 to $72,033,603. This decrease was attributable to net loss from operations of $7,486,153 coupled with the redemption of 21,260.0018 Units resulting in an outflow of $19,961,581. Future redemptions can impact the amount of funds available for investments in commodity contract position in subsequent periods.

Results of Operations

             During the Partnership's second quarter of 2000, the net asset value per unit decreased 6.8% from $943.79 to $879.60, as compared to an increase of 8.8% in the second quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $4,458,509. Losses were primarily attributable to the trading of commodity futures in currencies, metals, U.S. and non-U.S. interest rates and were partially offset by gains in energy, grains, softs, indices and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $13,549,295. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, energy, metals and indices and were partially offset by losses in livestock, grains and softs.


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

         Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended June 30, 2000 decreased by $177,171 and $161,839, respectively, as compared to the corresponding periods in 1999.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended June 30, 2000 decreased by $949,998 and $1,417,359, respectively, as compared to the corresponding periods in 1999.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2000 decreased by $433,085 and $649,808, respectively, as compared to the corresponding periods in 1999.

         Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2000. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $896,039.

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

        The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was $72,033,603. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                                  June 30, 2000
                                   (Unaudited)

                                                                           Year to Date
                                              % of Total            High                    Low
Market Sector                Value at Risk   Capitalization     Value at Risk          Value at Risk
----------------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts    $    75,981      0.10%           $  630,400              $    -0-
 - OTC Contracts                  3,570,653      4.96%            5,242,009               2,570,106
Energy                            1,814,900      2.52%            3,197,800                 379,000
Grains                              329,800      0.46%              490,150                 107,325
Interest Rates U.S.                 485,650      0.67%            1,709,300                 142,250
Interest Rates Non-U.S.           3,243,510      4.50%            6,009,273               2,456,299
Livestock                             5,100      0.01%               18,525                   5,100
Metals                              431,650      0.60%            1,793,000                 243,300
Softs                               545,821      0.76%            1,131,034                 484,840
Indices                           1,053,450      1.46%            1,917,760                 686,363
                                ------------    ------

Total                           $11,556,515     16.04%
                                ============    ======


                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

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

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.



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


Date:      8/14/00

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Smith Barney Futures Management LLC
         (General Partner)



By: /s/ David J. Vogel, President
         David J. Vogel, President


Date:      8/14/00



By: /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:      8/14/00