Form 10-Q
period 2000-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2000-11-14
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                                         13-3939393
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                              Page
                                                             Number

PART I - Financial Information:

 Item 1.  Financial Statements:

          Statement of Financial Condition
          at September 30, 2000 and December 31,
          1999 (unaudited).                                    3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and nine months ended September 30,
          2000 and 1999 (unaudited).                           4

          Notes to Financial Statements
          (unaudited).                                       5 - 9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations.                                       10 - 11

 Item 3.  Quantitative and Qualitative
          Disclosures of Market Risk                        12 - 13

PART II - Other Information                                   14

                                  PART I

                       Item 1. Financial Statements


                  Smith Barney Westport Futures Fund L.P.
                     STATEMENT OF FINANCIAL CONDITION
                                (Unaudited)

                                                      September 30,      December 31,
                                                        2000               1999
                                                      -------------    -------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                $  64,827,393    $ 99,850,043
  Net unrealized appreciation (depreciation)
   on open contracts                                     (4,741,990)      3,389,059
                                                      -------------    ------------
                                                         60,085,403     103,239,102
Interest receivable                                         259,980         346,896
                                                      -------------    ------------
                                                      $  60,345,383    $103,585,998
                                                      =============    ============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                         $     272,049    $    561,091
  Management fees                                           200,144         343,281
  Other                                                      30,126          40,473
Redemptions payable                                       3,012,749       3,159,816
                                                      -------------    ------------
                                                          3,515,068       4,104,661
                                                      -------------    ------------
Partners' Capital:

General Partner, 1,212.9836 Unit equivalents
  outstanding in 2000 and 1999                              976,076       1,169,801
Limited Partners, 69,410.9641 and 101,940.4938
  Units of Limited Partnership Interest Outstanding
   in 2000 and 1999, respectively                        55,854,239      98,311,536
                                                      -------------    ------------
                                                         56,830,315      99,481,337
                                                      -------------    ------------
                                                      $  60,345,383    $103,585,998
                                                      =============    ============



See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                     ------------    -------------     -----------     ------------
                                                                           2000            1999           2000                 1999
                                                                     ------------    -------------     -----------      ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                        $    361,023    $   2,046,985    $ (1,412,539)   $  15,489,914
  Change in unrealized losses on open
   positions                                                           (5,257,643)      (8,875,091)     (8,131,049)     (10,998,667)
                                                                     ------------    -------------    ------------    -------------
                                                                       (4,896,620)      (6,828,106)     (9,543,588)       4,491,247
Less, brokerage commissions including clearing fees
  of $19,320, $35,141, $89,857 and $109,605, respectively                (966,287)      (2,059,402)     (3,798,502)      (6,308,976)
                                                                     ------------    -------------    ------------    -------------
  Net realized and unrealized losses                                   (5,862,907)      (8,887,508)    (13,342,090)      (1,817,729)
  Interest income                                                         828,508        1,085,960       2,687,699        3,106,990
                                                                     ------------    -------------    ------------    -------------
                                                                       (5,034,399)      (7,801,548)    (10,654,391)       1,289,261
                                                                     ------------    -------------    ------------    -------------

Expenses:
  Management fees                                                         659,683        1,201,675       2,458,356        3,650,156
  Other                                                                    39,730           10,412         107,218           82,856
  Incentive fees                                                             --               --              --            896,039
                                                                     ------------    -------------    ------------    -------------
                                                                          699,413        1,212,087       2,565,574        4,629,051
                                                                     ------------    -------------    ------------    -------------
  Net loss                                                             (5,733,812)      (9,013,635)    (13,219,965)      (3,339,790)
  Additions                                                                74,000             --            74,000             --
  Redemptions                                                          (9,543,476)        (889,774)    (29,505,057)      (4,318,722)
                                                                     ------------    -------------    ------------    -------------
  Net decrease  in Partners' capital                                  (15,203,288)      (9,903,409)    (42,651,022)      (7,658,512)
Partners' capital, beginning of period                                 72,033,603      125,783,857      99,481,337      123,538,960
                                                                     ------------    -------------    ------------    -------------
Partners' capital, end of period                                     $ 56,830,315    $ 115,880,448    $ 56,830,315    $ 115,880,448
                                                                     ============    =============    ============    =============
Net asset value per Unit
  (70,623.9477 and 108,949.7518 Units outstanding
  at September 30, 2000 and 1999, respectively)                      $     804.69    $    1,063.61    $     804.69    $    1,063.61
                                                                     ============    =============    ============    =============
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                       $     (74.91)   $      (82.43)   $    (159.71)   $      (30.89)
                                                                     ============    =============    ============    =============



 See notes to Financial Statements
                                                             4

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


   2.  Net Asset Value Per Unit:

           Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                   SEPTEMBER 30,           SEPTEMBER 30,
                                  2000        1999        2000        1999
                                -------     --------     -------     -------

 Net realized and unrealized
  losses                       $ (76.57)    $ (81.27) $ (161.29)   $  (17.14)
 Interest income                  10.59         9.93      30.17        28.02
 Expenses                         (8.93)      (11.09)    (28.59)      (41.77)
                                 -------    ---------    -------    ---------

 Decrease for period             (74.91)      (82.43)   (159.71)      (30.89)

 Net Asset Value per Unit,
  beginning of period            879.60     1,146.04     964.40     1,094.50
                                -------    ---------    -------    ---------

 Net Asset Value per Unit,
end of period                  $ 804.69   $ 1,063.61   $ 804.69   $ 1,063.61
                                 =======    =========    =======    =========

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $2,559,577 and $7,309,451, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(4,741,990) and $3,389,059, respectively, as detailed below.

                                      Fair Value
                              September 30,    December 31,
                                 2000             1999
                              -------------   -------------
Currency:
- Exchange Traded Contracts   $  (265,213)   $        --
- OTC                          (4,159,034)      (264,723)
Energy                            (95,083)     1,332,054
Grains                            365,015        177,246
Interest Rates U.S.               217,838      1,590,118
Interest Rates Non-U.S         (1,047,379)       231,025
Livestock                          (5,700)        (2,050)
Metals                              3,479       (488,435)
Softs                             (72,638)       521,818
Indices                           316,725        292,006
                              -----------    -----------

Total                         $(4,741,990)   $ 3,389,059
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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

analysis  of  futures,   forward  and  option   positions   by  sector,   margin
requirements, gain and loss transactions and collateral positions.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2000.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the nine months ended September 30, 2000, Partnership capital decreased 42.9% from $99,481,337 to $56,830,315. This decrease was attributable to net loss from operations of $13,219,965 coupled with the redemption of 32,616.9599 Units resulting in an outflow of $29,505,057 which was partially offset by additional sales of 87.4301 Units totaling $74,000 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

               During the Partnership's third quarter of 2000, the net asset value per unit decreased 8.5% from $879.60 to $804.69, as compared to an decrease of 7.2% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $4,896,620. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, livestock, softs, indices and metals and were partially offset by gains in energy, grains, and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $6,828,106. Losses were primarily attributable to the trading of commodity contracts in currencies, grains U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by gains in energy and metals.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2000 decreased by $257,452 and $419,291, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily the result of the effect of redemptions and losses on the Partnership's equity maintained in cash during the nine month period ended September 30, 2000.

          Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2000 decreased by $1,093,115 and $2,510,474, respectively, as compared to the corresponding periods in 1999.

          Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2000 decreased by $541,992 and $1,191,800, respectively, as compared to the corresponding periods in 1999.

          Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2000. Trading performance for the three and nine months ended September 30, 1999 resulted in an incentive fee of $0 and $896,039.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was $56,830,315. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                               September 30, 2000
                                   (Unaudited)

                                                                Year to Date
                                              % of Total     High         Low
Market Sector                Value at Risk Capitalization     Value at Risk
--------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $  358,300       0.63%   $1,041,100   $       --
 - OTC Contracts                2,824,221       4.97%    5,242,009    2,171,401
Energy                          1,614,400       2.84%    3,197,800      379,000
Grains                            167,700       0.30%      490,150      107,325
Interest Rates U.S.               330,780       0.58%    1,709,300      142,250
Interest Rates Non-U.S          1,854,723       3.26%    6,009,273    1,417,003
Livestock                           5,250       0.01%       18,525        4,800
Metals                            564,900       0.99%    1,793,000      335,650
Softs                             214,083       0.38%    1,131,034      108,730
Indices                         1,358,401       2.39%    1,917,760      661,068
                              ----------      -------
Total                          $9,292,758      16.35%
                              ==========      =======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

Item 2.  Changes in  Securities  and Use of Proceeds -

               For the nine months ended September 30, 2000, there were additional sales of 87.4301 units totaling $74,000. There were no additional sales during the nine months ended September 30, 1999.

               Proceeds from the sale of additional units are used in the trading of commodity interest including futures contracts, options and forwards contracts.

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


Date:        11/14/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:        11/14/00



By:  /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:        11/14/00