Form 10-K
period 2000-12-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2001-03-29
CIK 1037189

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership
                                                            Interest
                                                            Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2001, Limited Partnership Units with an aggregate value of $68,273,889 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Business.

         (a) General development of business. Smith Barney Westport Futures Fund L.P. ("Partnership") is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York. The Partnership commenced trading operations on August 1, 1997. The Partnership engages in speculative trading of commodity interests, including futures contracts, options and forward contracts.
           A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997. Beginning May 30, 1997, 120,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $404,000 to the Partnership's trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Units terminated on February 1, 1998. Sales of additional Units and additional general partner contributions of Units for the periods ended December 31, 2000, 1999 and 1998, and redemptions of Units for the periods ended December 31, 2000, 1999 and 1998 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

     The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners'
contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     The General Partner has entered into a Management Agreement (the "Management Agreement") with John W. Henry & Company, Inc. ("JWH"), (the "Advisor") who will make all commodity trading decisions for the Partnership.

The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership.
         Pursuant to the terms of the Management Agreement, for the period January 1, 2000 through February 29, 2000, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets of the Partnership allocated to the Advisor as of the end of each month and an incentive fee payable quarterly, equal to 19% of the New Trading Profits (as defined in the Management Agreement) earned by the Advisor for the Partnership. Effective March 1, 2000 through September 30, 2000, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 15% of New Trading Profits. Effective October 1, 2000, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits.
         The Partnership had entered into a Customer Agreement with SSB (the "Customer Agreement") which provided that, effective January 1, 2000 through February 29, 2000, the Partnership would pay SSB a monthly brokerage fee equal to 13/24 of 1% of month-end Net Assets allocated to the Advisors (6.5% per year) in lieu of brokerage commissions on a per trade basis. Effective March 1, 2000, the monthly brokerage fee was reduced to 11/24 of 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. SSB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2000, 1999, 1998 and the period from August 1, 1997 (commencement of trading operations) to December 31 1997 is set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 2000 was $72,320,072.

         (c)  Narrative  description  of business.
              See  Paragraphs  (a) and (b) above.
              (i) through (x) - Not applicable.
              (xi) through (xii) - Not applicable.
              (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.  Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         Salomon Smith Barney Inc, ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
          There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of CFTC disclosure requirements are:

          In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ('RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case. An argument was heard on April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June the Supreme Court reversed the Seventh Circuit and the matter has been remanded to the Trial Courts.

     Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et aL v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding

Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew its lawsuit
          It November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. Salomon Smith Barney has asked the court to dismiss the amended complaint.
          In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
          In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules l5cl -2, 15c2-7 and 17a-3 thereunder,
 (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
          In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand, Salomon Smith Barney will continue to contest this lawsuit vigorously.
Item 4.  Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II

Item 5.    Market  for  Registrant's Common  Equity and  Related Security Holder
               Matters.
              (a) Market Information. The  Partnership  has  issued no stock.
                  There is no public market for the Units of Limited Partnership Interest.

          (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2000 was 2,793.
          (c) Distribution. The Partnership did not declare a distribution in 2000 or 1999.
          (d) Use of Proceeds. For the twelve months ended December 31, 2000, there were additionalsales of 87.4301 Units totaling $74,000. Therewere no additional sales in the year ended December 31, 1999.
               For the twelve months ended December 31, 1998, there were additional sales of 20,887.2038 Units totaling $20,788,000 and contributions by the General Partner representing 210.0035 Unit equivalents totaling $209,000.
               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on August 1, 1997. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2000, 1999, 1998 and the period from August 1, 1997 (commencement of trading operations) to December 31, 1997 and total assets at December 31, 2000, 1999, 1998 and 1997 were as follows:


                                                 2000            1999             1998           1997
                                           -------------    -------------    -------------   ------------
Realized and unrealized trading gains
 (losses) net of brokerage  commissions and
 clearing fees of $4,767,560, $8,105,686,
 $8,058,297 and $2,127,374, respectively   $   7,654,176    $ (12,482,163)   $  11,456,921   $   5,051,247
Interest income                                3,451,534        4,092,286        4,191,852       1,161,609
                                           -------------    -------------    -------------   -------------
                                           $  11,105,710    $  (8,389,877)   $  15,648,773   $   6,212,856
                                           =============    =============    =============   =============
Net income (loss)                          $   8,154,747    $ (14,122,938)   $   9,558,956   $   4,152,296
                                           =============    =============    =============   =============
Increase (decrease) in net
 asset value per unit                      $      156.96    $     (130.10)   $       83.01   $       29.05
                                           =============    =============    =============   =============
Total assets                               $  74,616,075    $ 103,585,998    $ 125,412,315   $ 103,029,348
                                           =============    =============    =============   =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open positions and receivables. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (1) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
           (2) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor. For the purpose of this limitation, forward contracts in currencies will be deemed to have the same margin requirements as the same or similar futures contracts traded on the Chicago Mercantile Exchange.
           (3) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
           (4) The Partnership will not utilize borrowing except short-term borrowing if the Partnership takes delivery of any cash commodities, provided that neither the deposit of margin with a commodity broker nor obtaining and drawing on a line of credit with respect to forward contracts shall constitute borrowing.
           (5) The Advisor may, from time to time, employ trading strategies such as spread or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
           (6) The Partnership will not permit the churning of its commodity trading accounts.
           The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8.
Financial Statements and Supplementary Data. for further information on financial instrument risk included in the notes to financial statements.)
           Other than the risks inherent in commodity trading, the Partnership knows of no trends demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2017; (ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) net asset value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

           (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
              (ii)  The   Partnership's   capital   consists   of  the   capital
contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
           No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2000, 38,747.9674 Units were redeemed totaling $35,390,012. For the year ended

December 31, 1999, 9,719.2218 Units were redeemed totaling $9,934,685. For the year ended December 31, 1998, 8,330.0357 Units were redeemed totaling $8,272,603.
           For the year ended December 31, 2000,  there were additional sales of
87.4301 Units totaling $74,000, in a private offering pursuant to SEC Regulation
D. There were no additional sales in the year ended December 31, 1999. The Partnership ceased its public offering of Units effective March 1, 1998. For the year ended December 31, 1998, there were additional sales of 20,887.2038 Units totaling $20,788,000 and contributions by the General Partner representing
210.0035 Unit equivalents totaling $209,000.
            (c) Results of Operations.
          For the year ended December 31, 2000, the Net Asset per Unit increased 16.3% from $964.40 to $1,121.36. For the year ended December 31, 1999, the Net Asset Value per Unit decreased 11.9% from $1,094.50 to $964.40. For the year ended December 31, 1998, the Net Asset Value per Unit increased 8.2% from $1,011.49 to $1,094.50.
          The Partnership experienced net trading gains of $12,421,736 before commissions and expenses in 2000. Gains were primarily attributable to the trading in currencies, energy products, grains, U.S. interest rates, livestock and indices and were partially offset by losses recognized in the trading of non-U.S. interest rates, metals and softs.

          The Partnership experienced net trading losses of $4,376,477 before commissions and expenses in 1999. Losses were primarily attributable to the trading in grains, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains recognized in the trading of currencies, energy products and U.S. interest rates.
          The Partnership experienced net trading gains of $19,515,218 before commissions and expenses in 1998. Gains were primarily attributable to the trading of energy products, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses recognized in the trading of currencies, metals, softs and indices.
           Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

         (d)  Operational Risk
         The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among units within the Partnership, and in the markets where the Partnership participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.
Item 7A    Quantitative  and  Qualitative  Disclosures  About  Market  Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Quantifying the Partnership's Trading Value at Risk

     The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).
     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
         The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000, the Partnership's total capitalization was $72,320,072.

                                December 31, 2000
                                                                              Year to Date
                                                           % of Total      High             Low
Market Sector                            Value at Risk   Capitalization  Value at Risk  Value at Risk
---------------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts                   $  168,840   0.23%       $1,041,100        $ 75,981
-OTC Contracts                                2,089,562   2.89%        5,242,009       2,089,562
Energy                                        1,544,400   2.14%        3,197,800         379,000
Grains                                          160,550   0.22%        1,580,350         107,325
Interest Rates U.S.                             824,650   1.14%        1,709,300         142,250
Interest Rates Non-U.S                        3,213,403   4.44%        6,009,489       1,417,003
Livestock                                         4,550   0.01%           18,525           4,550
Metals (Exchange Traded and OTC Contracts)      358,500   0.50%        1,793,000         243,300
Softs                                           241,912   0.33%        1,131,034         108,730
Indices                                       1,200,586   1.66%        1,917,760         661,068
                                             ----------  ------
Total                                        $9,806,953  13.56%
                                             ==========  ======

As of December 31, 1999, the Partnership's total capitalization was $99,481,337.


                                            December 31, 1999
                                                                               Year to Date
                                                        % of Total          High          Low
Market Sector                          Value at Risk   Capitalization    Value at Risk   Value at Risk
------------------------------------------------------------------------------------------------------
Currencies
-OTC Contracts                               $ 3,695,744       3.71%    $ 5,321,107   $ 3,672,846
Energy                                         2,155,000       2.17%      2,343,500     1,805,500
Grains                                           339,750       0.34%        517,950       218,950
Interest Rate U.S.                             1,577,400       1.59%      1,886,400       858,060
Interest Rate Non-U.S                          4,635,305       4.66%      8,168,517     3,688,195
Livestock                                         19,000       0.02%         22,425        16,400
Metals (Exchange Traded and OTC Contracts)     1,793,000       1.80%      2,107,700       488,500
Softs                                          1,157,191       1.16%      1,157,297       557,295
Indices                                        1,890,114       1.90%      3,410,904       942,856
                                             -----------   -----------
Total                                        $17,262,504      17.35%
                                            ===========   ===========

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

         The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 2000, the Partnership's primary exposures were in the Financial Times (England) and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
         Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2000.
         Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
              The General Partner monitors and controls the  Partnership's  risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.




                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                          Page
                                                         Number

       Oath or Affirmation                                F-2

       Report of Independent Accountants.                 F-3

       Financial Statements: Statement of
       Financial Condition at December 31,
       2000 and 1999                                      F-4

       Statement of Income and Expenses for
       the years ended December 31, 2000, 1999
       and 1998.                                          F-5

       Statement of Partners' Capital for
       the years ended December 31, 2000, 1999
       and 1998.                                          F-6

       Notes to Financial Statements.                  F-7 - F-11

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






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Smith Barney Westport
      Futures Fund L.P.

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
Smith Barney Westport Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. at December 31, 2000 and 1999, and the results of its operations for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 22, 2001

                              Smith Barney Westport
                                Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 2000 and 1999

                                                                             2000                1999
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                                          $62,073,585         $99,850,043
   Net unrealized appreciation on open positions                            12,276,429           3,389,059
                                                                        --------------      --------------
                                                                            74,350,014         103,239,102
Interest receivable                                                            266,061             346,896
                                                                        --------------      --------------
                                                                           $74,616,075        $103,585,998
                                                                         -------------      --------------


Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                                $347,597            $561,091
   Management fees                                                             123,688             343,281
   Professional fees                                                            46,400              39,282
   Other                                                                         9,111               1,191
Redemptions Payable (Note 5)                                                 1,769,207           3,159,816
                                                                        --------------      --------------
                                                                             2,296,003           4,104,661
                                                                        --------------      --------------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 1,212.9836 Unit equivalents
   outstanding in 2000 and 1999                                              1,360,191           1,169,801
  Limited Partners, 63,279.9565 and 101,940.4938 Units of Limited
   Partnership Interest outstanding in 2000 and 1999, respectively          70,959,881          98,311,536
                                                                        --------------      --------------
                                                                            72,320,072          99,481,337
                                                                         -------------      --------------
                                                                           $74,616,075        $103,585,998
                                                                         -------------      --------------


See notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 2000, 1999 and 1998


                                                                    2000               1999              1998
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains on closed positions                              $3,534,366         $6,241,090       $13,584,489
   Change in unrealized gains (losses) on open positions            8,887,370        (10,617,567)        5,930,729
                                                                -------------      -------------     -------------
                                                                   12,421,736         (4,376,477)       19,515,218
  Less, Brokerage commissions including clearing fees of
   $106,719, $140,646 and $121,580, respectively (Note 3c)         (4,767,560)        (8,105,686)       (8,058,297)
                                                                -------------      -------------     -------------
  Net realized and unrealized gains (losses)                        7,654,176        (12,482,163)       11,456,921
  Interest income (Note 3c)                                         3,451,534          4,092,286         4,191,852
                                                                -------------      -------------     -------------

                                                                   11,105,710         (8,389,877)       15,648,773
                                                                -------------      -------------     -------------
Expenses:
  Management fees (Note 3b)                                         2,791,114          4,698,422         4,397,499
  Incentive fees (Note 3b)                                                 --            896,039         1,372,182
  Professional fees                                                   116,373            102,470           292,094
  Other expenses                                                       43,476             36,130            28,042
                                                                -------------      -------------     -------------
                                                                    2,950,963          5,733,061         6,089,817
                                                                -------------      -------------     -------------
Net income (loss)                                                  $8,154,747       $(14,122,938)       $9,558,956
                                                                 ------------      -------------      -------------
Net income (loss) per Unit of Limited Partnership Interest
  and General Partner Unit equivalent (Notes 1 and 6)                 $156.96           $(130.10)           $83.01
                                                                 ------------      -------------      -------------



See notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 2000, 1999 and 1998

                                                              Limited             General
                                                             Partners             Partner              Total

Partners' capital at December 31, 1997                      $100,241,103         $1,014,504         $101,255,607
Net income                                                     9,454,849            104,107            9,558,956
Sale of 20,887.2038 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 210.0035 Unit equivalents                      20,788,000            209,000           20,997,000
Redemption of 8,330.0357 Units of Limited Partnership
  Interest                                                    (8,272,603)                --           (8,272,603)
                                                           -------------        -----------        -------------
Partners' capital at December 31, 1998                       122,211,349          1,327,611          123,538,960
Net loss                                                     (13,965,128)          (157,810)         (14,122,938)
Redemption of 9,719.2218 Units of Limited Partnership
  Interest                                                    (9,934,685)                --           (9,934,685)
                                                           -------------        -----------        -------------
Partners' capital at December 31, 1999                        98,311,536          1,169,801           99,481,337
Net income                                                     7,964,357            190,390            8,154,747
Sale of 87.4301 Units of Limited Partnership Interest             74,000                 --               74,000
Redemption of 38,747.9674 Units of Limited Partnership
  Interest                                                   (35,390,012)                --          (35,390,012)
                                                           -------------        -----------        -------------
Partners' capital at December 31, 2000                       $70,959,881         $1,360,191          $72,320,072
                                                            -------------        ----------        -------------



See notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                          Notes to Financial Statements


1.   Partnership Organization:

     Smith Barney Westport Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 120,000 Units during the initial offering period of the Partnership. The Partnership continues to offer Units.

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

2.   Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

     b. Management Agreement:

        The General Partner, on behalf of the Partnership, has entered into a Management Agreement with John W. Henry & Company, Inc. ("JWH") (the "Advisor"), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or SSB and is not responsible for the organization or operation of the Partnership. For the period January 1, 2000 through February 29, 2000, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 19% of the New Trading Profits, as defined in the Management Agreement. Effective March 1, 2000 through September 30, 2000, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 15% of the New Trading Profits, as defined in the Management Agreement. Effective October 1, 2000 the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership.

     c. Customer Agreement:

        For the period January 1, 2000 through February 29, 2000, the Partnership had entered into a Customer Agreement which provided that the Partnership pay SSB a monthly brokerage fee equal to 13/24 of 1% (6.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Effective March 1, 2000, the Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2000 and 1999, the amount of cash held for margin requirements was $10,889,825 and $19,354,304, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2000 and 1999, based on a monthly calculation, was $3,441,292 and $7,309,451, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000 and 1999 was $12,276,429 and $3,389,059, respectively, as detailed below.

                                                       Fair Value


                                            December 31,        December 31,
                                                 2000               1999
Currencies:
    -Exchange Traded Contracts               $    346,363    $       --
    -OTC                                        4,232,727        (264,723)
Energy                                          2,025,066       1,332,054
Grains                                            217,502         177,246
Interest Rates U.S.                             2,606,063       1,590,118
Interest Rates Non-U.S                          2,133,383         231,025
Livestock                                          14,560          (2,050)
Metals (Exchange Traded and OTC Contracts)       (114,370)       (488,435)
Softs                                            (220,566)        521,818
Indices                                         1,035,701         292,006
                                             ------------    ------------
Total                                        $ 12,276,429    $  3,389,059
                                             ------------    ------------


5.   Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of each month on 10 days' notice to the General Partner. No fee will be charged for redemptions.

6.   Net Asset Value Per Unit:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2000, 1999 and 1998 were as follows:




                                                    2000         1999           1998

Net realized and unrealized gains (losses)       $  149.85    $ (115.26)  $    99.60
Interest income                                      41.36        37.15        36.00
Expenses                                            (34.25)      (51.99)      (52.59)
                                                  ---------    ---------    ---------
Increase (decrease) for year                        156.96      (130.10)       83.01
Net asset value per Unit, beginning of year         964.40     1,094.50     1,011.49
                                                  ---------    ---------    ---------
Net asset value per Unit, end of year           $ 1,121.36   $   964.40   $ 1,094.50
                                                  ---------    ---------    ---------

7.   Financial Instrument Risks:

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.   Subsequent Event:

     On January 1, 2001 there were additional sales representing 44.5887 Units of Limited Partnership Interest totaling $50,000 and on January 31, 2001 additional redemptions representing 960.0305 Units of Limited Partnership Interest totaling $1,066,200.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
          The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by John W. Henry & Company, Inc.
Item 11.  Executive Compensation.
          The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $4,767,560 were earned for the year ended December 31, 2000. Management fees of $2,791,114 were earned by the Advisor for the year ended December 31, 2000. There were no incentive fees earned for the year ended December 31, 2000.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.
                 (a). Security ownership of certain beneficial owners. As of March 1, 2001, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,212.9836 Units (1.9%) of Limited Partnership Interest as of December 31, 2000.
                 (c).  Changes in control.   None.
Item 13.        Certain Relationship and Related Transactions.
                Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."
                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1) Financial Statements:
                 Statement of Financial Condition at December 31, 2000 and 1999. Statement of Income and Expenses for the years ended December 31, 2000, 1999 and 1998.

                  Statement of Partners' Capital for the years ended December 31, 2000, 1999 and 1998.
               (2)Financial Statement Schedules: Financial Data Schedule for the
                  period ended December 31, 2000.
               (3)Exhibits:
             3.1-Limited  Partnership  Agreement  (filed  as Exhibit 3.1 to the
                 Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
             3.2-Certificate  of  Limited   Partnership  of the  Partnership as
                 filed in the office  of  the Secretary of State of the   State
                 of  New  York  (filed   as  Exhibit  3.2 to  the  Registration
                 Statement on Form S-1 (Filed No. 333-24923) and incorporated herein by reference).
            10.1-Customer  Agreement  between the Partnership  and Smith Barney
                 (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No.333-24923) and incorporated herein by reference).
            10.2-Subscription  Agreement (filed as Exhibit 10.2 to the
                 Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).
            10.3-Escrow Instructions  relating to escrow of subscription  funds
                 (filed  as  Exhibit  10.3  to  the  Registration  Statement  on
                 Form  S-1  (File  No.   333-24923)  and  incorporated herein by
                  reference).
            10.4-Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

               10.5-Letter  extending  the  Management   Agreement  between  the
                    General Partner and John W. Henry & Company, Inc. for 1999 (previously filed).
               10.6-Letter  extending  the  Management   Agreement  between  the
                    General Partner and John W. Henry & Company, Inc. for 2000 (filed herein). (b) Reports on 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2001.

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