Form 10-Q
period 2001-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2001-05-15
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001
                      --------------

Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                       13-3939393
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X       No
                                      -----       ----

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                  Page
                                                                 Number

PART I - Financial Information:

         Item 1.       Financial Statements:

                       Statement of Financial Condition
                       at March 31, 2001 and December 31,
                       2000 (unaudited).                            3

                       Statement of Income and Expenses
                       and Partners' Capital for the three
                       months ended March 31, 2001
                       and 2000 (unaudited).                        4

                       Notes to Financial Statements
                       (unaudited).                               5 - 9

         Item 2.       Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations.                               10 - 11

         Item 3.       Quantitative and Qualitative
                       Disclosures of Market Risk                12 - 13

PART II - Other Information                                        14

                                  PART I

                       Item 1. Financial Statements


                 Smith Barney Westport Futures Fund L.P.
                     STATEMENT OF FINANCIAL CONDITION
                               (Unaudited)

                                                        March 31,   December 31,
                                                         2001           2000
                                                     ------------    ------------

ASSETS:

Equity in commodity futures trading account:
  Cash                                                 $72,939,498   $62,073,585
  Net unrealized appreciation
   on open futures positions                             6,394,471    12,276,429
                                                       -----------   -----------
                                                        79,333,969    74,350,014
Interest receivable                                        232,880       266,061
                                                       -----------   -----------
                                                       $79,566,849   $74,616,075
                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                          $   371,675   $   347,597
  Management fees                                          131,892       123,688
  Incentive fees                                           376,932          --
  Other                                                     60,122        55,511
Redemptions payable                                        716,909     1,769,207
                                                       -----------   -----------
                                                         1,657,530     2,296,003
                                                       -----------   -----------
Partners' Capital:

General Partner, 1,212.9836 Unit equivalents
  outstanding in 2001 and 2000                           1,504,949     1,360,191
Limited Partners, 61,581.5083 and 63,279.9565
  Units of Limited Partnership Interest Outstanding
   in 2001 and 2000, respectively                       76,404,370    70,959,881
                                                       -----------   -----------
                                                        77,909,319    72,320,072
                                                       -----------   -----------
                                                       $79,566,849   $74,616,075
                                                       ===========   ===========

See Notes to Financial Statements

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                        MARCH 31,       MARCH 31,
                                                      ------------    -------------
                                                          2001            2000
                                                      ------------    -------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions                  $ 14,588,907    $    400,477
  Change in unrealized losses on open
   positions                                            (5,881,958)       (588,936)
                                                      ------------    ------------
                                                         8,706,949        (188,459)
Less, brokerage commissions including clearing fees
 of $18,974 and $39,224, respectively                   (1,049,375)     (1,632,121)
                                                      ------------    ------------
  Net realized and unrealized gains (losses)             7,657,574      (1,820,580)
  Interest income                                          678,598       1,002,019
                                                      ------------    ------------
                                                         8,336,172        (818,561)
                                                      ------------    ------------


Expenses:
  Management fees                                          368,639         979,079
  Other expenses                                            42,483          31,831
  Incentive Fees                                           376,932            --
                                                      ------------    ------------
                                                           788,054       1,010,910
                                                      ------------    ------------
  Net income (loss)                                      7,548,118      (1,829,471)
  Additions                                                350,000            --
  Redemptions                                           (2,308,871)    (10,144,650)
                                                      ------------    ------------
  Net increase (decrease) in Partners' capital           5,589,247     (11,974,121)
Partners' capital, beginning of period                  72,320,072      99,481,337
                                                      ------------    ------------
Partners' capital, end of period                      $ 77,909,319    $ 87,507,216
                                                      ------------    ------------
Net asset value per Unit
  (62,794.4919 and 92,719.1960 Units outstanding
  at March 31, 2001 and 2000, respectively)           $   1,240.70    $     943.79
                                                      ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     119.34    $     (20.61)
                                                      ------------    ------------

See Notes to Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:

                                        THREE-MONTHS ENDED
                                             MARCH 31,
                                    ------------------------
                                         2001        2000
                                     -----------   --------

Net realized and unrealized
 gains (losses)                      $  121.10   $ (20.53)
Interest income                          10.62      10.02
Expenses                                (12.38)    (10.10)
                                       ---------    -------

Increase (decrease) for  period         119.34     (20.61)

Net Asset Value per Unit,
  beginning of period                 1,121.36     964.40
                                      ---------    -------

Net Asset Value per Unit,
  end of period                     $ 1,240.70   $ 943.79
                                      =========    =======


Total return                               10.6%
                                           -----
Ratio of expenses, including brokerage
 commissions, to average net assets *       1.9%
                                            ---
Ratio of net income to average net
 assets *                                   7.8%
                                            ---
* Annualized


3.       Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $8,797,147 and $3,441,292, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001 and December 31, 2000, was $6,394,471 and $12,276,429, respectively, as detailed below.

                                        Fair Value
                               ----------------------------
                                 March 31,     December 31,
                                     2001         2000
                                ----------    ------------

Currency:
- Exchange Traded Contracts    $   581,362    $   346,363
- OTC                            3,193,434      4,232,727
Energy                              50,870      2,025,066
Grains                             324,545        217,502
Interest Rates U.S.                195,061      2,606,063
Interest Rates Non-U.S             148,690      2,133,383
Livestock                           (1,110)        14,560
Metals:
 - Exchange Traded Contracts       204,732        (14,403)
 - OTC Contracts                    36,790        (99,967)
Softs                              882,056       (220,566)
Indices                            778,041      1,035,701
                               -----------    -----------
Total                           $6,394,471    $12,276,429
                                ===========   ============


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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital increased 7.7% from $72,320,072 to $77,909,319. This increase was attributable to net income from operations of $7,548,118 coupled with the additional sales of
316.3724 Units totaling $350,000, which was partially offset by the redemption of 2,014.8206 Units resulting in an outflow of $2,308,871, for the three months ended March 31, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2001, the net asset value per unit increased 10.6% from $1,121.36 to $1,240.70 as compared to a decrease of 2.1% in the first quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $8,706,949. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in energy and grains. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 2000 of $188,459. Losses were primarily attributable to the trading of commodity futures in grains, non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy, softs, currencies and U.S. interest rates.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2001 decreased by $323,421, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the equity maintained in cash during the three months ended March 31, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2001 decreased by $582,746, as compared to the corresponding period in 2000 primarily due to a decrease in the commission rate effective March 1, 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2001 decreased by $610,440, as compared to the corresponding period in 2000 primarily due to a decrease in the management fee rate during the fourth quarter of 2000.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2001 resulted in an incentive fee of $376,932. There were no incentive fees earned for the three months ended March 31, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was $77,909,319. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                 March 31, 2001
                                   (Unaudited)

                                                                Year to Date

                                             % of Total      High         Low
Market Sector                Value at Risk  Capitalization     Value at Risk
--------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  292,410      0.37%     $  292,410   $  172,772
 - OTC Contracts                3,316,281      4.26%      3,316,281    1,810,152
Energy                          1,056,400      1.36%      1,618,800      384,250
Grains                            168,450      0.22%        178,350       88,750
Interest Rates U.S.               767,400      0.98%        940,700      383,560
Interest Rates Non-U.S          2,592,911      3.33%      3,149,641    2,549,420
Livestock                           7,800      0.01%          7,800        4,550
Metals:
 - Exchange Traded Contracts      332,000      0.43%        332,000      253,500
 - OTC Contracts                  176,250      0.22%        176,250       71,000
Softs                             302,262      0.39%        327,387      148,750
Indices                           903,629      1.16%      1,248,174      820,000
                               ----------     ------
Total                         $ 9,915,793     12.73%
                              ============    ======

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings  -  None

Item 2. Changes in Securities and Use of Proceeds - For the three months ended March 31, 2001, there were additional sales of 316.3724 units totaling $350,000. There were no additional sales during the three months ended March 31, 2000.

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


Date: 5/11/01
     --------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date: 5/11/01
     ---------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
      Daniel R. McAuliffe
      Chief Financial Officer and
      Director

Date: 5/11/01
      -------