Form 10-Q
period 2001-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2001-08-14
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter ended June 30, 2001

 Commission File Number 0-24111

                       SMITH BARNEY WESTPORT FUTURES FUND L.P.
---------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         New York                            13-3939393
--------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                   c/o Smith Barney Futures Management LLC
                       388 Greenwich St. - 7th Fl.
                       New York, New York 10013
--------------------------------------------------------------------
            (Address and Zip Code of principal executive offices)


                             (212) 723-5424
--------------------------------------------------------------------
           (Registrant's telephone number, including area code)

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

                             Statement of Financial Condition
                             at June 30, 2001 and December 31,
                             2000 (unaudited).                            3

                             Statement of Income and Expenses
                             and Partners' Capital for the three
                             and six months ended June 30, 2001
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

                                     PART I

                       Item 1. Financial Statements


                  Smith Barney Westport Futures Fund L.P.
                     STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                         June 30,   December 31,
                                                        2001            2000
                                                     ------------    -----------


ASSETS:

Equity in commodity futures trading account:
  Cash                                                 $66,546,407   $62,073,585
  Net unrealized appreciation
   on open futures contracts                             1,136,609    12,276,429
                                                       -----------   -----------
                                                        67,683,016    74,350,014

Interest receivable                                        146,603       266,061
                                                       -----------   -----------
                                                       $67,829,619   $74,616,075
                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                          $   306,627   $   347,597
  Management fees                                          112,433       123,688
  Incentive fees                                              --            --
  Professional fees                                           --            --
  Other                                                     63,112        55,511
Redemptions payable                                        763,898     1,769,207
                                                       -----------   -----------
                                                         1,246,070     2,296,003
                                                       -----------   -----------

Partners' Capital:

General Partner, 1,212.9836 Unit equivalents
  outstanding in 2001 and 2000                           1,325,391     1,360,191
Limited Partners, 59,723.3816 and 63,279.9565
  Units of Limited Partnership Interest outstanding
   in 2001 and 2000, respectively                       65,258,158    70,959,881
                                                       -----------   -----------
                                                        66,583,549    72,320,072
                                                       -----------   -----------
                                                       $67,829,619   $74,616,075
                                                       ===========   ===========



See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                        June 30,
                                                            ----------------------------    ----------------------------
                                                                   2000             2001           2000            2001
                                                            -------------    -----------    -----------     -----------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions               $ (3,096,655)   $ (2,174,039)   $ 11,492,252    $ (1,773,562)
  Change in unrealized losses on open
   positions                                                  (5,257,862)     (2,284,470)    (11,139,820)     (2,873,406)
                                                            ------------    ------------    ------------    ------------


                                                              (8,354,517)     (4,458,509)        352,432      (4,646,968)
Less, brokerage commissions including clearing fees
  of $22,058, $31,313,  $41,032 and $70,537, respectively     (1,011,278)     (1,200,094)     (2,060,653)     (2,832,215)
                                                            ------------    ------------    ------------    ------------


  Net realized and unrealized losses                          (9,365,795)     (5,658,603)     (1,708,221)     (7,479,183)
  Interest income                                                497,757         857,172       1,176,355       1,859,191
                                                            ------------    ------------    ------------    ------------

                                                              (8,868,038)     (4,801,431)       (531,866)     (5,619,992)

                                                            ------------    ------------    ------------    ------------



Expenses:
  Management fees                                                348,911         819,594         717,550       1,798,673
  Other expenses                                                  43,791          35,657          86,274          67,488
  Incentive fees                                                    --              --           376,932            --
                                                            ------------    ------------    ------------    ------------
                                                                 392,702         855,251       1,180,756       1,866,161
                                                            ------------    ------------    ------------    ------------


  Net loss                                                    (9,260,740)     (5,656,682)     (1,712,622)     (7,486,153)
   Additions-Limited Partners                                    450,000            --           800,000            --
  Redemptions-Limited Partners                                (2,515,030)     (9,816,931)     (4,823,901)    (19,961,581)

                                                            ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                          (11,325,770)    (15,473,613)     (5,736,523)    (27,447,734)

Partners' capital, beginning of period                        77,909,319      87,507,216      72,320,072      99,481,337
                                                            ------------    ------------    ------------    ------------


Partners' capital, end of period                            $ 66,583,549    $ 72,033,603    $ 66,583,549    $ 72,033,603
                                                            ------------    ------------    ------------    ------------


Net asset value per Unit
  ( 60,936.3652 and 81,893.4756 Units outstanding
   at June 30, 2001 and 2000, respectively )                $   1,092.67    $     879.60    $   1,092.67    $     879.60
                                                            ------------    ------------    ------------    ------------



Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $    (148.03)   $     (64.19)   $     (28.69)   $     (84.80)
                                                            ------------    ------------    ------------    ------------



See Notes to Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").


     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

 2. Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                          THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                             JUNE 30,                       JUNE 30,
                                    --------------------------    ------------------------
                                          2001        2000            2001        2000
                                      ----------   -----------    ------------ -----------

 Net realized and unrealized
  losses                              $ (149.72)  $ (64.19)        $ (28.62)  $ (84.72)
 Interest income                           8.01       9.56            18.63      19.58
 Expenses                                 (6.32)     (9.56)          (18.70)    (19.66)
                                      ----------   --------       ------------ -----------
 Decrease for period                    (148.03)    (64.19)          (28.69)    (84.80)

 Net Asset Value per Unit,
  beginning of period                  1,240.70     943.79         1,121.36     964.40
                                      ----------   -------       ------------ -----------
 Net Asset Value per Unit,
  end of period                      $ 1,092.67   $ 879.60       $ 1,092.67   $ 879.60
                                     ----------   --------        ------------ -----------


Total Return                             (11.9)%                      (2.6)%

Ratio of expenses, including
 brokerage commissions, to
 average net assets  *                     7.9%                        9.2%

Ratio of net loss to average
 net assets          *                   (52.2)%                      (4.9)%

*  Annualized

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $5,973,419 and $3,441,292, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $1,136,609 and $12,276,429, respectively, as detailed below.

                                                            Fair Value
                                                    ----------------------------
                                                      June 30,      December 31,
                                                        2001            2000
                                                    -----------   --------------

Currency:
- Exchange Traded Contracts                    $    333,330        $    346,363
- OTC - Contracts                                    57,075           4,232,727
Energy                                              382,917           2,025,066
Grains                                              228,878             217,502
Interest Rates U.S.                                (352,019)          2,606,063
Interest Rates Non-U.S                              473,958           2,133,383
Livestock                                             4,920              14,560
Metals:
 - Exchange Traded Contracts                       (250,080)            (14,403)
 - OTC Contracts                                    105,200             (99,967)
Softs                                               447,571            (220,566)
Indices                                            (295,141)          1,035,701
                                                ------------       -------------
Total                                          $  1,136,609        $ 12,276,429
                                                ============       =============

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 7.9% from $72,320,072 to $66,583,549. This decrease was attributable to net loss from operations of $1,712,622 coupled with the redemption of 4,261.4803 Units totaling $4,823,901, which was partially offset by the additional sales of
704.9054 Units totaling $800,000 for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the partnership's second quarter of 2001, the net asset value per unit decreased 2.6% from $1,121.36 to $1,092.67 as compared to a decrease of 6.8% in the second quarter of 2000. The partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $8,354,517. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, energy, softs and indices and were partially offset by gains in grains. The partnership experienced a net trading loss before commissions and related fees in the second quarter of 2000 of $4,458,509. Losses were primarily attributable to the trading of commodity futures in currencies, metals, U.S. and non U.S. interest rates and were partially offset by gains in energy, softs, grains, indices and livestock.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2001 decreased by $359,415 and $682,836, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the equity maintained in cash during the three and six months ended June 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2001 decreased by $188,816 and $771,562, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the commission rate effective March 1, 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2001 decreased by $470,683 and $1,081,123, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the management fee rate during the fourth quarter of 2000.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2001 resulted in an incentive fee of $0 and $376,932, respectively. There were no incentive fees earned for the three and six months ended June 30, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was $66,583,549. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.

                                                     June 30, 2001
                                                      (Unaudited)


                                                                       Year to Date
-------------------------------------------------------------------------------------------
                                               % of Total           High           Low
Market Sector                Value at Risk   Capitalization    Value at Risk  Value at Risk
-------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts       $  315,540       0.47%     $     315,540   $  164,340
 - OTC Contracts                    3,000,762       4.51%         3,606,066    1,810,152
Energy                              1,454,000       2.18%         1,618,800      373,300
Grains                                171,400       0.26%           230,650       88,750
Interest Rates U.S.                   316,480       0.48%           940,700      316,480
Interest Rates Non-U.S              1,535,831       2.31%         3,149,641      938,860
Livestock                               7,200       0.01%             7,800        4,550
Metals:
 - Exchange Traded Contracts          249,000       0.37%           354,000       85,500
 - OTC Contracts                      202,000       0.30%           176,250       71,000
Softs                                 313,662       0.47%           333,973      132,722
Indices                             1,261,822       1.90%         1,270,023      667,760
                                   -----------     ------
Total                              $8,827,697      13.26%
                                   ===========     ======

                            PART II OTHER INFORMATION

Item 1.            Legal Proceedings  -  None

Item 2. Changes in Securities and Use of Proceeds - For the three and six months ended June 30, 2001, there were additional sales of
          704.9054 units totaling $800,000. There were no additional sales during the three and six months ended June 30, 2000.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:  Smith Barney Futures Management LLC
     -----------------------------------
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        8/13/01
          -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
     -----------------------------------
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        8/13/01
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe
           Chief Financial Officer and
           Director

Date:        8/13/01
          ------------