Form 10-Q
period 2001-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2001-11-13
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended September 30, 2001
              ------------------

      Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
           ----------------- ----------------------------------------
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

                                                                       Page
                                                                      Number

PART I - Financial Information:

               Item 1   Financial Statements:
                        Statement of Financial Condition at
                        September 30, 2001 and December 31,
                        2000 (unaudited)                                   3

                        Statement of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2001
                        and 2000 (unaudited)                               4

                        Notes to Financial Statements
                        (unaudited)                                      5 - 9

               Item 2   Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                      10 - 11

               Item 3   Quantitative and Qualitative
                        Disclosures of Market Risk                      12 - 13

PART II - Other Information                                                14

                                  PART I

                       Item 1. Financial Statements


                  Smith Barney Westport Futures Fund L.P.
                     STATEMENT OF FINANCIAL CONDITION
                                (Unaudited)

                                                     September 30,  December 31,
                                                        2001           2000
                                                    --------------  ------------

ASSETS:
Equity in commodity futures trading account:
  Cash                                                $66,460,123   $62,073,585
  Net unrealized appreciation
   on open positions                                    3,625,888    12,276,429
                                                      -----------   -----------
                                                       70,086,011    74,350,014
Interest receivable                                       139,211       266,061
                                                      -----------   -----------
                                                      $70,225,222   $74,616,075
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                         $   317,456   $   347,597
  Management fees                                         116,355       123,688
  Other                                                    94,816        55,511
Redemptions payable                                       824,442     1,769,207
                                                      -----------   -----------
                                                        1,353,069     2,296,003
                                                      -----------   -----------

Partners' Capital:

General Partner, 1,212.9836 Unit equivalents
  outstanding in 2001 and 2000                          1,390,540     1,360,191
Limited Partners, 58,864.9708 and 63,279.9565
  Units of Limited Partnership Interest outstanding
   in 2001 and 2000, respectively                      67,481,613    70,959,881
                                                      -----------   -----------
                                                       68,872,153    72,320,072
                                                      -----------   -----------
                                                      $70,225,222   $74,616,075
                                                      ===========   ===========


See Notes to Financial Statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                           -----------------------------   ----------------------------
                                                                   2001            2000            2001            2000
                                                           -------------   -------------   ------------    ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions              $  1,690,023    $    361,023    $ 13,182,275    $ (1,412,539)
  Change in unrealized gains (losses) on open
   positions                                                  2,489,279      (5,257,643)     (8,650,541)     (8,131,049)
                                                           ------------    ------------    ------------    ------------
                                                              4,179,302      (4,896,620)      4,531,734      (9,543,588)
Less, brokerage commissions including clearing fees
  of $20,841, $19,320, $61,873 and $89,857, respectively       (987,489)       (966,287)     (3,048,142)     (3,798,502)
                                                           ------------    ------------    ------------    ------------

  Net realized and unrealized gains (losses)                  3,191,813      (5,862,907)      1,483,592     (13,342,090)
  Interest income                                               448,816         828,508       1,625,171       2,687,699
                                                           ------------    ------------    ------------    ------------
                                                              3,640,629      (5,034,399)      3,108,763     (10,654,391)
                                                           ------------    ------------    ------------    ------------
Expenses:
  Management fees                                               336,190         659,683       1,053,740       2,458,356
  Other expenses                                                 45,686          39,730         131,960         107,218
  Incentive fees                                                   --              --           376,932            --
                                                           ------------    ------------    ------------    ------------
                                                                381,876         699,413       1,562,632       2,565,574
                                                           ------------    ------------    ------------    ------------
  Net income (loss)                                           3,258,753      (5,733,812)      1,546,131     (13,219,965)
  Additions                                                     566,000          74,000       1,366,000          74,000
  Redemptions                                                (1,536,149)     (9,543,476)     (6,360,050)    (29,505,057)
                                                           ------------    ------------    ------------    ------------
  Net increase (decrease)  in Partners' capital               2,288,604     (15,203,288)     (3,447,919)    (42,651,022)

Partners' capital, beginning of period                       66,583,549      72,033,603      72,320,072      99,481,337
                                                           ------------    ------------    ------------    ------------
Partners' capital, end of period                           $ 68,872,153    $ 56,830,315    $ 68,872,153    $ 56,830,315
                                                           ============    ============    ============    ============
Net asset value per Unit
  (60,077.9544 and 70,623.9477 Units outstanding
  at September 30, 2001 and 2000, respectively)            $   1,146.38    $     804.69    $   1,146.38    $     804.69
                                                           ============    ============    ============    ============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $      53.71    $     (74.91)   $      25.02    $    (159.71)
                                                           ============    ============    ============    ============


See notes to Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
 2. Financial Highlights:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                       THREE-MONTHS ENDED      NINE-MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                   ----------------------    -------------------
                                       2001        2000         2001        2000
                                   -----------    -------     --------   -------

Net realized and unrealized
 gains(losses)                   $      52.62  $   (76.57) $      24.00  $  (161.29)
Interest income                          7.35       10.59         25.98       30.17
Expenses                                (6.26)      (8.93)       (24.96)     (28.59)
                                    ---------     -------     ---------     -------

Increase(decrease) for period           53.71      (74.91)        25.02     (159.71)

Net Asset Value per Unit,
 beginning of period                 1,092.67      879.60      1,121.36      964.40
                                    ---------     -------     ---------     -------

Net Asset Value per Unit,
  end of period                  $   1,146.38  $   804.69  $   1,146.38  $   804.69
                                    =========     =======     =========     =======

Total Return                             4.9%                       2.2%

Ratio of expenses, including
 brokerage commissions, to
 average net assets  *                   8.2%                       8.8%

Ratio of net income to average
 net assets          *                  19.4%                       3.0%

*  Annualized


                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the nine and twelve months ended September 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $4,942,052 and $3,441,292, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, was $3,625,888 and $12,276,429,
respectively, as detailed below.


                                        Fair Value
                               ------------------------------
                               September 30,    December 31,
                                       2001          2000
                                -----------    -------------

Currency:
- Exchange Traded Contracts    $    (31,338)   $    346,363
- OTC - Contracts                  (564,167)      4,232,727
Energy                              191,272       2,025,066
Grains                               72,408         217,502
Interest Rates U.S.               1,493,019       2,606,063
Interest Rates Non-U.S              230,862       2,133,383
Livestock                            18,000          14,560
Metals:
 - Exchange Traded Contracts        345,345         (14,403)
 - OTC Contracts                    297,739         (99,967)
Softs                               767,412        (220,566)
Indices                             805,336       1,035,701
                               ------------    ------------
Total                          $  3,625,888    $ 12,276,429
                               ============    ============


                    Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.  Management's  Discussion   and  Analysis  of  Financial  Condition  and
         Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital decreased 4.8% from $72,320,072 to $68,872,153. This decrease was attributable to the redemption of 5,641.7666 Units totaling $6,360,050, which was partially offset by the net income from operations of $1,546,131 coupled with additional sales of 1,226.7809 Units totaling $1,366,000 for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 4.9% from $1,092.67 to $1,146.38 as compared to a decrease of 8.5% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $4,179,302. Gains were primarily attributable to the trading of commodity futures in U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in currencies, energy, grains and non-U.S interest rates. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 2000 of $4,896,620. Losses were primarily attributable to the trading of commodity futures in currencies, metals, non-U.S. interest rates, livestock, softs and indices and were partially offset by gains in energy, grains and U.S. interest rates.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2001 decreased by $379,692 and $1,062,528, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the equity maintained in cash during the three and nine months ended September 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2001 increased by $21,202 and decreased by $750,360, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the commission rate effective March 1, 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2001 decreased by $323,493 and $1,404,616, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the management fee rate during the fourth quarter of 2000.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2001 resulted in an incentive fee of $0 and $376,932, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was $68,872,153. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.

                               September 30, 2001
                                   (Unaudited)

                                                                    Year to Date
                                              % of Total         High           Low
Market Sector               Value at Risk  Capitalization   Value at Risk   Value at Risk
------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  351,650       0.51%        $  398,820      $  164,340
 - OTC Contracts                2,498,932       3.63%         3,606,066       1,810,152
Energy                          1,311,500       1.90%         1,618,800         360,500
Grains                            235,050       0.34%           276,800          88,750
Interest Rates U.S.               926,600       1.35%         1,118,900         291,980
Interest Rates Non-U.S          1,876,704       2.72%         3,149,641         735,704
Livestock                           6,000       0.01%             7,200           4,550
Metals:
 - Exchange Traded Contracts      312,000       0.45%           354,000          85,500
 - OTC Contracts                  212,800       0.31%           216,300          71,000
Softs                             291,098       0.42%           322,345         132,722
Indices                         1,278,144       1.86%         1,350,419         667,760
                              ----------   ----------
Total                          $9,300,478      13.50%
                              ==========   ==========

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings  -  None

Item 2. Changes in Securities and Use of Proceeds - For the three and nine months ended September 30, 2001, there were additional sales of
        521.8755  and  1,226.7809   units   totaling  $566,000  and  $1,366,000,
        respectively. For the nine months ended September 30, 2000, there were additional sales of 87.4301 Units totaling $74,000.

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


Date:        11/8/01
          -------------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        11/8/01
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe
           Chief Financial Officer and
           Director

Date:        11/8/01
          ------------