Form 10-Q
period 2002-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2002-05-14
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002
                      --------------

Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
           ----------------------------------------------------------
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

                                                                    Page Number

PART I - Financial Information:

               Item 1.       Financial Statements:

                             Statement of Financial Condition at
                             March 31, 2002 and December 31,
                             2001 (unaudited).                            3

                             Condensed Schedules of Investments at
                             March 31, 2002 and December 31, 2001
                             (unaudited).                               4 - 5

                             Statement of Income and Expenses and
                             Partners' Capital for the three months
                             ended March 31, 2002 and 2001
                             (unaudited).                                 6

                             Notes to Financial Statements
                             (unaudited).                               7 - 10

               Item 2.       Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations.                               11 - 12

               Item 3.       Quantitative and Qualitative
                             Disclosures of Market Risk                13 - 14

PART II - Other Information                                               15

                                  PART I

                       Item 1. Financial Statements


                  Smith Barney Westport Futures Fund L.P.
                     STATEMENT OF FINANCIAL CONDITION
                                (Unaudited)

                                                         March 31,  December 31,
                                                          2002            2001
                                                       ----------    -----------

ASSETS:
Equity in commodity futures trading account:
  Cash                                                 $58,334,566   $63,559,232
  Net unrealized appreciation
   on open futures contracts                               840,575     3,772,859
                                                       -----------   -----------
                                                        59,175,141    67,332,091
Interest receivable                                         69,868        77,116
                                                       -----------   -----------
                                                       $59,245,009   $67,409,207
                                                       ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
 Accrued expenses:
  Commissions                                          $   276,747   $   314,884
  Management fees                                           98,074       111,671
  Other                                                    123,979        91,741
Redemptions payable                                        542,596       972,605
                                                       -----------   -----------
                                                         1,041,396     1,490,901
                                                       -----------   -----------
Partners' Capital:
General Partner, 1,212.9836 Unit equivalents
  outstanding in 2002 and 2001                           1,197,615     1,330,275
Limited Partners, 57,737.3237 and 58,893.2695
  Units of Limited Partnership Interest outstanding
   in 2002 and 2001, respectively                       57,005,998    64,588,031
                                                       -----------   -----------
                                                        58,203,613    65,918,306
                                                       -----------   -----------
                                                       $59,245,009   $67,409,207
                                                       ===========   ===========

See Notes to Financial Statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)

Sector                               Contract                              Fair Value
-----------------        -----------------------                          -----------
Currencies
                         Over the counter contracts purchased - (3.11)%   $(1,812,496)
                         Over the counter contracts sold - 0.72%              419,909
                                                                          -----------
   Total Currencies - (2.39)%                                              (1,392,587)
                                                                          -----------
Total Energy - 1.13%     Futures contract - 1.13%                             656,036
                                                                          -----------
Grains
                         Futures contracts purchased - 0.04%                   23,598
                         Futures contracts sold - 0.20%                       114,450
                                                                          -----------
    Total Grains - 0.24%                                                      138,048
                                                                          -----------

Total Interest Rates U.S.- 0.16% Futures contract sold - 0.16%                 95,475
                                                                          -----------
Interest Rates Non-U.S
                         Futures contracts sold - 0.54%                       315,103
                         Futures contracts purchased - 1.32%                  767,132
                                                                          -----------
   Total Interest Rates Non-U.S. - 1.86%                                    1,082,235
                                                                          -----------

Total Livestock - 0.04%  Futures contract sold - 0.04%                         24,160
                                                                          -----------
Metals
                         Futures contracts purchased - 0.32%                  191,338
                         Futures contracts sold - (0.11)%                     (65,069)
                                                                          -----------
   Total Metals - 0.21%                                                       126,269
                                                                          -----------
Softs
                         Futures contracts purchased - 0.32%                  187,613
                         Futures contracts sold - (0.06)%                     (33,964)
                                                                          -----------
    Total Softs - 0.26%                                                       153,649
                                                                          -----------
 Indices
                         Futures contracts purchased - (0.27)%               (159,795)
                         Futures contracts sold - 0.20%                       117,085
                                                                          -----------
    Total Indices - (0.07)%                                                   (42,710)
                                                                          -----------

Total Fair Value - 1.44%                                                  $   840,575
                                                                          ===========



                                                                % of Investments
     Country                   Investments at Fair Value           at Fair Value
     ----------------          -------------------------           -------------
     Australia                     $ (83,778)                            (9.97)%
     Canada                             (377)                            (0.04)%
     Germany                         810,515                             96.42%
     Japan                           111,539                             13.27%
     United Kingdom                  272,305                             32.40%
     United States                  (269,629)                           (32.08)%
                               --------------                       ------------
                                   $ 840,575                            100.00%
                               ==============                       ============


Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements

                              Smith Barney Westport
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31,2001
                                   (Unaudited)

                      Number of
Sector                Contracts         Contract                                   Fair Value
-------------------   ---------         --------------------------------          -----------
Total Energy-(0.37)%                    Futures contracts sold - (0.37)%           $ (242,843)
                                                                                  -----------

Total Grains-0.28%                      Futures contracts sold - 0.29%                193,543
                                                                                  -----------

Total Interest Rates U.S.-(0.03)%       Futures contracts sold - (0.03)%             (20,832)
                                                                                 ------------
Interest Rates Non-U.S.
                                        Futures contracts sold 1.03%                  681,997
                                        Futures contracts purchased - (0.20)%        (134,404)
                                                                                  -----------
    Total Interest Rates Non-U.S.-0.83%                                               547,593
                                                                                  -----------

Total Livestock - (0.01)%               Futures contracts sold - (0.01)%              (12,550)
                                                                                   ----------
Metals
                                        Futures contracts sold - (0.76)%             (504,426)
                                        Futures contracts purchased - (0.37)%        (246,518)
                                                                                  -----------
     Total Metals - (1.13)%                                                          (750,944)
                                                                                  -----------
Currencies
                                        Over the counter contracts sold - 5.9%
                  JPY (11,920,547,800)  JPY/USD - 6.0%, March 20, 2002              3,953,503
                                        Other - (0.10)%                               (61,329)
                                        Over the counter contracts purchased - 0.11%   72,598
                                                                                   ----------
      Total Currencies - 6.01%                                                      3,964,772
                                                                                   ----------

Total Softs - 0.02%                     Futures contracts purchased - 0.02%            15,674
                                                                                    ---------

Total Indices - 0.11%                   Futures contracts purchased - 0.11%            78,446
                                                                                   ----------

Total Fair Value - 5.71%                                                          $ 3,772,859
                                                                                  ===========

                                                                % of Investments
      Country Composition      Investments at Fair Value           at Fair Value
     --------------------      -------------------------       -----------------
       Australia                     $ 106,784                            2.83%
       Canada                           36,090                            0.96%
       Germany                         774,461                           20.53%
       Japan                          (252,100)                          (6.68)%
       United Kingdom                 (513,892)                         (13.62)%
       United States                 3,621,516                           95.98%
                               -------------------------       -----------------
                                   $ 3,772,859                          100.00%
                               ========================       ==================


Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements.

                    SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                        MARCH 31,      MARCH 31,
                                                     ---------------------------
                                                            2002            2001
                                                    ----------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions       $ (2,580,484)   $ 14,588,907
  Change in unrealized losses on open
   positions                                          (2,932,284)     (5,881,958)
                                                    ------------    ------------
                                                      (5,512,768)      8,706,949
  Interest income                                        201,722         678,598
                                                    ------------    ------------
                                                      (5,311,046)      9,385,547
                                                    ------------    ------------
Expenses:
  Brokerage commissions including clearing fees
   of $19,846 and $18,974, respectively                  895,340       1,049,375 *
  Management fees                                        312,246         368,639
  Other expenses                                          32,238          42,483
  Incentive Fees                                            --           376,932
                                                    ------------    ------------
                                                       1,239,824       1,837,429
                                                    ------------    ------------

  Net income (loss)                                   (6,550,870)      7,548,118
  Additions                                              931,000         350,000
  Redemptions                                         (2,094,823)     (2,308,871)
                                                    ------------    ------------
  Net increase (decrease) in Partners' capital        (7,714,693)      5,589,247

Partners' capital, beginning of period                65,918,306      72,320,072
                                                    ------------    ------------
Partners' capital, end of period                    $ 58,203,613    $ 77,909,319
                                                    ------------    ------------
Net asset value per Unit
  (58,950.3073 and 62,794.4919 Units outstanding
  at March 31, 2002 and 2001, respectively)         $     987.33    $   1,240.70
                                                    ------------    ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $    (109.37)   $     119.34
                                                    ------------    ------------

*Amount reclassified for comparative purposes

See Notes to Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

         Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                                          THREE-MONTHS ENDED
                                                                 MARCH 31,
                                                     ----------------------------
                                                          2002               2001
                                                     ----------       -----------
Net realized and unrealized
 gains(losses)                                        $ (106.99)        $  121.10
Interest income                                            3.36             10.62
Expenses                                                  (5.74)           (12.38)
                                                      ---------         ---------
Increase(decrease) for period                           (109.37)           119.34
Net Asset Value per Unit,
 beginning of period                                   1,096.70          1,121.36
                                                      ---------         ---------
Net Asset Value per Unit,
  end of period                                        $ 987.33        $ 1,240.70
                                                      =========         =========
Ratios to average net assets: *
Net income(loss) before incentive
fee                                                      (42.4)%            44.3%
Incentive fee                                              0.0%             (2.1)%
                                                      ---------         ---------
Net income(loss) after incentive
 fee                                                     (42.4)%            42.2%
                                                      =========         =========
Operating expenses *                                       8.0%              8.2%
Incentive fee                                              0.0%              2.1%
                                                      ---------         ---------
Total expenses and incentive fee                           8.0%             10.3%
                                                      =========         =========
Total return: *
Total return before incentive fee                        (10.0)%            12.7%
Incentive fee                                              0.0%             (2.1)%
                                                      ---------         ---------
Total return before incentive fee                        (10.0)%            10.6%
                                                      =========         =========

* Annualized

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, based on a monthly calculation, was $3,607,381 and $4,144,787, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $840,575 and $3,772,859, respectively.

4.       Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an

                   Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2002.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

    For the three months ended March 31, 2002, Partnership capital decreased 11.7% from $65,918,306 to $58,203,613. This decrease was attributable to a net loss from operations of $6,550,870, coupled with the redemption of 2,016.5797 Units totaling $2,094,823, which was partially offset by the additional sales of
860.6339 Units totaling $931,000 for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2002, the net asset value per unit decreased 10.0% from $1,096.70 to $987.33 as compared to an increase of 10.6% in the first quarter of 2001. The partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $5,512,768. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates, softs and indices and were partially offset by gains in energy, non-U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $8,706,949. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in energy and grains.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2002 decreased by $476,876 as compared to the corresponding period in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2002 decreased by $154,035 as compared to the corresponding period in 2001. The decrease in brokerage commissions and fees is due to a decrease in the net assets during the three months ended March 31, 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2002 decreased by $56,393 as compared to the corresponding period in 2001. The decrease in management fees is due to a decrease in the net assets during the three months ended March 31, 2002.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2002. Trading performance for the three months ended March 31, 2001 resulted in an incentive fee of $376,932.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was $58,203,613. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                                 March 31, 2002
                                   (Unaudited)

                                                                  Year to Date
                                             % of Total         High            Low
Market Sector                Value at Risk  Capitalization  Value at Risk  Value at Risk
----------------------------------------------------------------------------------------
Currencies:
- OTC Contracts                 $1,699,984       2.92%        $4,152,788      $1,120,894
Energy                           1,553,500       2.67%         1,563,000         399,400
Grains                             176,800       0.30%           216,800         109,450
Interest Rates U.S.                923,200       1.59%           930,100         128,200
Interest Rates Non-U.S           2,313,069       3.97%         2,334,097       1,284,971
Livestock                           15,000       0.03%            15,000          10,200
Metals:
 - Exchange Traded Contracts       331,000       0.57%           331,000         193,000
 - OTC Contracts                    72,525       0.12%           249,650          34,000
Softs                              483,485       0.83%           486,150          83,911
Indices                            929,979       1.60%         1,319,175         599,996
                                ----------  ----------
Total                           $8,498,542      14.60%
                                ==========  ==========


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings  -  None

Item 2. Changes in Securities and Use of Proceeds - For the three months ended March 31, 2002, there were additional sales of
        860.6339 Units totaling $931,000. For three months ended March 31, 2001, there were additional sales of 316.3724 Units totaling $350,000.

        Proceeds from the sale of additional units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

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


Date:        5/13/02
          -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        5/13/02
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe
           Chief Financial Officer and
           Director

Date:        5/13/02
          ------------