Form 10-Q
period 2002-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2002-08-14
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter ended June 30, 2002
                         --------------

   Commission File Number 0-24111

                    SMITH BARNEY WESTPORT FUTURES FUND L.P.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                         13-3939393
        -----------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                           New York, New York 10013
                           ------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
                                 --------------
              (Registrant's telephone number, including area code)

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

PART I - Financial Information:

               Item 1.       Financial Statements:

                             Statement of Financial Condition at
                             June 30, 2002 and December 31,
                             2001 (unaudited).                            3

                             Condensed Schedules of Investments at
                             June 30, 2002 and December 31, 2001
                             (unaudited).                               4 - 5

                             Statement of Income and Expenses and
                             Partners' Capital for the three and
                             six months ended June 30, 2002 and 2001
                             (unaudited).                                 6

                             Notes to Financial Statements
                             (unaudited).                               7 - 11

               Item 2.       Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations.                               12 - 14

               Item 3.       Quantitative and Qualitative
                             Disclosures of Market Risk                15 - 16

PART II - Other Information                                               17

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2002           2001
                                                      -----------   ------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                $67,495,886   $63,559,232
  Net unrealized appreciation
   on open futures contracts                           12,976,912     3,772,859
                                                      -----------   -----------
                                                       80,472,798    67,332,091
Interest receivable                                        69,273        77,116
                                                      -----------   -----------
                                                      $80,542,071   $67,409,207
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                         $   364,094   $   314,884
  Management fees                                         133,438       111,671
  Incentive fees                                          828,574          --
  Other                                                   115,447        91,741
Redemptions payable                                     2,089,060       972,605
                                                      -----------   -----------
                                                        3,530,613     1,490,901
                                                      -----------   -----------

Partners' Capital:

General Partner, 1,212.9836 Unit equivalents
  outstanding in 2002 and 2001                          1,594,989     1,334,275
Limited Partners, 57,353.8583 and 58,893.2695
  Units of Limited Partnership Interest outstanding
   in 2002 and 2001, respectively                      75,416,469    64,584,031
                                                      -----------   -----------
                                                       77,011,458    65,918,306
                                                      -----------   -----------
                                                      $80,542,071   $67,409,207
                                                      ===========   ===========


See Notes to Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)


Sector                        Number of Contracts   Contract                                Fair Value
--------------------------    --------------------  ----------------------------------     ------------
 Energy
                                                    Futures contracts purchased - 0.02%         $ 14,083
                                                    Futures contracts sold - (0.23)%            (180,847)
                                                                                             -----------
   Total Energy - (0.21)%                                                                       (166,764)
                                                                                             -----------

Total Grains - 0.27%                                Futures contracts purchased - 0.27%          206,050
                                                                                             -----------

Total Interest Rates U.S. - 1.50%                   Futures contracts sold - 1.50%             1,152,876
                                                                                               ----------

Total Interest Rates Non-U.S. - 2.75%               Futures contracts purchased - 2.75%        2,119,884
                                                                                               ----------

Total Livestock - (0.00)% *                         Futures contracts purchased - (0.00)% *       (2,910)
                                                                                               -----------
Metals
                                                    Futures contracts purchased - (0.35)%       (267,290)
                                                    Futures contracts sold - (0.32)%            (246,052)
                                                                                              -----------
   Total Metals - (0.67)%                                                                       (513,342)
                                                                                              -----------
Currencies
                                                    Over the counter contracts purchased - 16.14%
                              EUR   104,600,000     EUR/USD - 6.00%, June 2002                 4,624,145
                              GBP    46,431,850     GBP/USD - 3.32%, June 2002                 2,558,021
                              JPY 9,946,997,370     JPY/USD - 3.67% June 2002                  2,824,655
                                                    Other  - 3.15%                             2,427,332
                                                    Over the counter contracts sold - (3.33)% (2,566,976)
                                                                                              ------------
   Total Currencies - 12.81%                                                                   9,867,177
                                                                                              ------------
Softs
                                                    Futures contracts purchased - 0.48%          371,123
                                                    Futures contracts sold - (0.03)%             (22,232)
                                                                                              -----------
   Total Softs - 0.45%                                                                           348,891
                                                                                              -----------

Total Indices - (0.05)%                             Futures contracts sold - (0.05)%             (34,950)
                                                                                               -----------

Total Fair Value - 16.85%                                                                   $ 12,976,912
                                                                                              ===========


                                                                                          % of Investments
Country Composition                                  Investments at Fair Value               at Fair Value
-------------------------------------               ----------------------------            ----------------
Australia                                                    $ (35,295)                           (0.27)%
Canada                                                          20,321                             0.16%
Germany                                                        928,723                             7.16%
Japan                                                          728,543                             5.61%
United Kingdom                                                (105,256)                           (0.81)%
United States                                               11,439,876                            88.15%
                                                           -----------                        --------------
                                                          $ 12,976,912                           100.00%
                                                           ===========                        ==============


Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements

                              Smith Barney Westport
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001

Sector               Number of Contracts     Contract                                 Fair Value
------               -------------------     --------                                 ----------

Total Energy - (0.37)%                       Futures contracts sold - (0.37)%         $(242,843)
                                                                                       ---------

Total Grains - 0.28%                         Futures contracts sold - 0.29%             193,543
                                                                                       ---------

Total Interest Rates U.S. - (0.03)%          Futures contracts sold - (0.03)%           (20,832)
                                                                                       ---------

Interest Rates Non-U.S.                      Futures contracts sold 1.03%               681,997
                                             Futures contracts purchased - (0.20)%     (134,404)
                                                                                       ---------
 Total Interest Rates Non-U.S.-0.83%                                                    547,593
                                                                                       ---------

 Total Livestock - (0.01)%                    Futures contracts sold -(0.01)%           (12,550)
                                                                                       ---------
Metals
                                             Futures contracts sold - (0.76)%          (504,426)
                                             Futures contracts purchased -(0.37)%      (246,518)
                                                                                       ---------
  Total Metals - (1.13)%                                                               (750,944)
                                                                                       ---------
Currencies
                                             Over the counter contracts sold - 5.9%
                    JPY (11,920,547,800)     JPY/USD - 6.0%, March 20, 2002            3,953,503
                                             Other - (0.10)%                             (61,329)
                                             Over the counter contracts purchased -0.11%  72,598
                                                                                       ---------
  Total Currencies - 6.01%                                                             3,964,772
                                                                                       ---------

Total Softs - 0.02%                          Futures contracts purchased - 0.02%          15,674
                                                                                       ---------

Total Indices - 0.11%                        Futures contracts purchased - 0.11%          78,446
                                                                                       ---------
Total Fair Value - 5.71%                                                              $3,772,859
                                                                                    ============

                                       Investments             % of Investments
  Country Composition                   at Fair Value             at Fair Value
  -------------------------            ---------------           ---------------
  Australia                              $    106,784                   2.83%
  Canada                                       36,090                   0.96%
  Germany                                     774,461                  20.53%
  Japan                                      (252,100)                 (6.68)%
  United Kingdom                             (513,892)                (13.62)%
  United States                             3,621,516                  95.98%
                                        --------------           ---------------
                                           $3,772,859                 100.00%
                                        ==============           ===============

Percentages are based on Partners' capital unless otherwise indicated See notes to financial statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                    THREE-MONTHS ENDED            SIX-MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                  --------------------      ----------------------
                                                                    2002         2001             2002          2001
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions               $  9,428,827    $ (3,096,655)   $  6,848,343    $ 11,492,252
  Change in unrealized gains (losses) on open
   positions                                                  12,136,337      (5,257,862)      9,204,053     (11,139,820)
                                                            ------------    ------------    ------------    ------------
                                                              21,565,164      (8,354,517)     16,052,396         352,432
  Interest income                                                199,117         497,757         400,839       1,176,355
                                                            ------------    ------------    ------------    ------------
                                                              21,764,281      (7,856,760)     16,453,235       1,528,787
                                                            ------------    ------------    ------------    ------------



Expenses:
  Brokerage commissions including clearing fees
  of $22,807, $22,058,  $42,653 and $41,032, respectively        981,077       1,011,278 *     1,876,417       2,060,653*
  Management fees                                                338,197         348,911         650,443         717,550
  Other expenses                                                  32,238          43,791          64,476          86,274
  Incentive fees                                                 828,574            --           828,574         376,932
                                                            ------------    ------------    ------------    ------------
                                                               2,180,086       1,403,980       3,419,910       3,241,409
                                                            ------------    ------------    ------------    ------------


  Net income (loss)                                           19,584,195      (9,260,740)     13,033,325      (1,712,622)
   Additions-Limited Partners                                  3,302,000         450,000       4,233,000         800,000
   Redemptions-Limited Partners                               (4,078,350)     (2,515,030)     (6,173,173)     (4,823,901)
                                                            ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                18,807,845     (11,325,770)     11,093,152      (5,736,523)

Partners' capital, beginning of period                        58,203,613      77,909,319      65,918,306      72,320,072
                                                            ------------    ------------    ------------    ------------

Partners' capital, end of period                            $ 77,011,458    $ 66,583,549    $ 77,011,458    $ 66,583,549
                                                            ------------    ------------    ------------    ------------

Net asset value per Unit
  ( 58,566.8419 and 60,936.3652 Units outstanding
   at June 30, 2002 and 2001, respectively )                $   1,314.93    $   1,092.67    $   1,314.93    $   1,092.67
                                                            ------------    ------------    ------------    ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $     327.60    $    (148.03)   $     218.23    $     (28.69)
                                                            ------------    ------------    ------------    ------------



* Amounts reclassified for comparative purposes
See Notes to Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


2.       Financial Highlights:
     Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:


                                       THREE-MONTHS ENDED            SIX-MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                      --------------------     -----------------------
                                        2002         2001         2002         2001
Net realized and unrealized
  gains(losses) *               $     344.25 $    (149.72)$     237.26 $     (28.62)
Interest income                         3.34         8.01         6.70        18.63
Expenses **                           (19.99)       (6.32)      (25.73)      (18.70)
                                     -------       ------      -------      -------

Increase(decrease) for period         327.60      (148.03)      218.23       (28.69)

Net Asset Value per Unit,
 beginning of period                  987.33     1,240.70     1,096.70     1,121.36
                                     -------       ------      -------      -------
Net Asset Value per Unit,
 end of period                  $   1,314.93 $   1,092.67 $   1,314.93 $   1,092.67
                                    ========     ========    =========    =========

*       Net realized and unrealized gains (losses) is net of commission expense.

**      Expenses exclude commission expense.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:

                                     THREE-MONTHS ENDED  SIX-MONTHS ENDED
                                          JUNE 30,           JUNE 30,
                                     ------------------  ----------------
                                       2002      2001     2002    2001
Ratio to average net assets: ***
Net income(loss) before
  incentive fee                       128.0%   (52.2)%   43.6%   (3.8)%
Incentive fee                          (5.2)%    0.0%    (2.6)%  (1.1)%
                                     -------   ------   ------   ------
Net income(loss) after
 incentive fee                        122.8%   (52.2)%   41.0%   (4.9)%
                                    ========  =======   ======   ======
Operating expenses                      8.5%     7.9%     8.2%    8.1%
Incentive fee                           5.2%     0.0%     2.6%    1.1%
                                     -------   ------   ------   ------
Total expenses and incentive fees      13.7%     7.9%    10.8%    9.2%
                                    ========  =======   ======   ======
Total return:

Total return before incentive fee      34.6%   (11.9)%   21.2%   (2.0)%
Incentive fee                          (1.4)%    0.0%    (1.3)%  (0.6)%
                                     -------   ------   ------   ------
Total return after incentive fee       33.2%   (11.9)%   19.9%   (2.6)%
                                    ========  =======   ======   ======

*** Annualized

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2002 and December 31, 2001, based on a monthly calculation, was $6,082,527 and $4,144,787, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, was $12,976,912 and $3,772,859, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.       Financial Instrument Risk:
     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options (but not currently), whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2002.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital increased 16.8% from $65,918,306 to $77,011,458. This increase was attributable to net income from operations of $13,033,325, coupled with the additional sales of 4,003.3440 Units totaling $4,233,000, which was partially offset by the redemptions of 5,542.7552 Units totaling $6,173,173. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002, the net asset value per unit increased 33.2% from $987.33 to $1,314.93 as compared to a decrease of 11.9% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $21,565,164. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S interest rates, livestock and indices and were partially offset by losses in energy, softs and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $8,354,517. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, energy, softs and indices and were partially offset by gains in grains.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $298,640 and $775,516, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the three and six months ended June 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2002 decreased by $30,201 and $184,236, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions and fees is due to lower average net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2002 decreased by $10,714 and $67,107, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the six months ended June 30, 2002 and 2001 resulted in incentive fees of $828,574 and $376,932, respectively.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $77,011,458. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                  June 30, 2002
                                  -------------
                                   (Unaudited)
                                   -----------

                                                                 Year   to  Date
                                            % of Total        High             Low
Market Sector               Value at Risk  Capitalization  Value at Risk   Value at Risk
-------------               -------------  --------------  -------------   -------------
Currencies:
- OTC Contracts                $ 4,691,558       6.09%  $ 5,257,018   $ 1,120,894
Energy                             726,520       0.95%    1,563,000       399,400
Grains                             280,000       0.36%      292,600        63,800
Interest Rates U.S.                906,700       1.18%      944,500       128,200
Interest Rates Non-U.S           2,541,080       3.30%    2,607,291       732,069
Livestock                           15,000       0.02%       18,750        10,200
Metals:
 - Exchange Traded Contracts       332,000       0.43%      342,000       193,000
 - OTC Contracts                   348,000       0.45%      377,500        34,000
Softs                              352,464       0.46%      502,602        83,911
Indices                          1,463,393       1.90%    1,494,990       599,996
                                 ---------       -----
Total                          $11,656,715      15.14%
                                 =========      ======

                            PART II OTHER INFORMATION

       Item 1.  Legal Proceedings  -

                    In April 2002,  consolidated  amended  complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

       Item 2. Changes in Securities and Use of Proceeds - For the six months ended June 30, 2002, there were additional sales of 4,003.3440 Units totaling $4,233,000. For the six months ended June 30,2001, there were additional sales of 704.9054 Units totaling $800,000.

               Proceeds from the sale of additional units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

      Item 3. Defaults Upon Senior Securities - None

      Item 4. Submission of Matters to a Vote of Security Holders - None

      Item 5. Other Information - None

      Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
                   Exhibit - 99.2 Certificate of Chief Financial Officer.

               (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY WESTPORTFUTURES FUND L.P.


By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        8/14/02

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        8/14/02



By:  /s/ Daniel R. McAuliffe, Jr.
           Daniel R. McAuliffe
           Chief Financial Officer and
           Director

Date:        8/14/02