Form 10-Q
period 2003-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2003-08-13
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003
                      -------------

Commission File Number 0-24111

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

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
-------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                             (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                               Yes X    No _____

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                        Page
                                                                       Number

PART I - Financial Information:

    Item 1.  Financial Statements:

             Statements of Financial Condition at
             June 30, 2003 and December 31, 2002
             (unaudited).                                                3

             Condensed Schedules of Investments at
             June 30, 2003 and December 31, 2002
             (unaudited).                                               4 - 5

             Statements of Income and Expenses and Partners'
             Capital for the three and six months ended June 30,
             2003 and 2002
             (unaudited).                                                6

             Notes to Financial Statements
             (unaudited).                                              7 - 11

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                              12 - 14

    Item 3.  Quantitative and Qualitative
             Disclosures about Market Risk.                           15 - 16

    Item 4.  Controls and Procedures.                                   17

PART II - Other Information                                             18

                                     PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                June 30,         December 31,
                                                                  2003              2002
                                                            -----------------   ---------------

ASSETS:

Equity in commodity futures trading account:
  Cash (restricted $17,862,728 and $14,295,525 in 2003
  and 2002, respectively)                                      $ 122,910,775      $ 77,132,693
  Net unrealized (depreciation) appreciation
   on open futures positions *                                    (9,246,770)        8,897,390
                                                            -----------------   ---------------
                                                                 113,664,005        86,030,083
Interest receivable                                                   81,921            66,430
                                                            -----------------   ---------------
                                                               $ 113,745,926      $ 86,096,513
                                                            =================   ===============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                                      $ 514,194         $ 402,177
  Management fees                                                    188,081           142,743
  Other                                                              113,376            48,423
Redemptions payable                                                  998,066           860,216
                                                            -----------------   ---------------
                                                                   1,813,717         1,453,559
                                                            -----------------   ---------------
Partners' Capital:

General Partner, 643.5318 Unit equivalents
  outstanding in 2003 and 2002, respectively                       1,000,029           899,735
Limited Partners, 71,386.4798 and 59,896.9581
  Units of Limited Partnership Interest outstanding
   in 2003 and 2002, respectively                                110,932,180        83,743,219
                                                            -----------------   ---------------
                                                                 111,932,209        84,642,954
                                                            -----------------   ---------------
                                                               $ 113,745,926      $ 86,096,513
                                                            =================   ==============

* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedules of Investments
See Accompanying Notes to Unaudited Financial Statements.

                     Smtih Barney Westport Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

Sector                                                Contract                                        Fair Value
----------------------------------------- -----------------------------------------------------   --------------
Currencies
                                          Unrealized appreciation on forward contracts 2.58%        $ 2,892,728
                                          Unrealized depreciation on forward contracts (6.36)%       (7,128,665)
                                                                                                  --------------
  Total Currencies  (3.78)%                                                                          (4,235,937)
                                                                                                  --------------

  Total Energy (0.62) %                   Futures contracts purchased  (0.62)%                         (694,795)
                                                                                                  --------------

Grains
                                          Futures contracts purchased  (0.13)%                         (144,986)
                                          Futures contracts sold  0.23%                                 260,912
                                                                                                  --------------
  Total Grains 0.10%                                                                                    115,926
                                                                                                  --------------

Total Interest Rates U.S.  (0.75)%        Futures contracts purchased  (0.75)%                         (841,582)
                                                                                                  --------------

Interest Rates Non-U.S.
                                          Futures contracts purchased  (1.95)%                       (2,184,367)
                                          Futures contracts sold  0.01%                                  16,780
                                                                                                  --------------
  Total Interest Rates Non-U.S. (1.94)%                                                              (2,167,587)
                                                                                                  --------------

Total Livestock  0.01%                    Futures contracts purchased  0.01%                              6,260
                                                                                                  --------------

Metals
                                          Futures contracts purchased  (0.39)%                         (436,790)
                                          Futures contracts sold  (0.02)%                               (23,530)
                                                                                                  --------------
                                            Total futures contracts (0.41)%                            (460,320)

                                          Unrealized appreciation on forward contracts 0.02%             23,725
                                          Unrealized depreciation on forward contracts (1.01)%       (1,125,303)
                                                                                                  --------------
                                            Total forward contracts (0.99)%                          (1,101,578)
                                                                                                  --------------
  Total Metals - (1.40)%                                                                             (1,561,898)
                                                                                                  --------------

  Total Softs (0.25)%                     Futures contracts sold  (0.25)%                              (279,786)
                                                                                                  --------------

  Total Indices 0.37%                     Futures contracts purchased  0.37%                            412,629
                                                                                                  --------------

Total Fair Value  (8.26)%                                                                          $ (9,246,770)
                                                                                                  ==============

                                                      Investments at                     % of Investments
Country Composition                                     Fair Value                          at Fair Value
-------------------                                 -----------------                    -----------------
Australia                                                $ (984,372)                           (10.65)%
Canada                                                      (22,893)                            (0.25)
Germany                                                    (793,222)                            (8.58)
Japan                                                       417,763                              4.52
United Kingdom                                           (1,111,790)                           (12.02)
United States                                            (6,752,256)                           (73.02)
                                                     --------------                           --------
                                                       $ (9,246,770)                          (100.00)%
                                                     ==============                           ========

Percentages are based on Partners' capital unless otherwise indicated

See Accompanying Notes to Unaudited Financial Statements.
                                        4

                              Smith Barney Westport
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002

                                     Number of
Sector                               Contracts               Contract                                               Fair Value
---------                            ----------             -------------                                           ----------
Currencies
                                                            Unrealized depreciation on forward contracts (2.65)%   $(2,244,336)
                                                                                                                    -----------
                                                            Unrealized appreciation on forward contracts 8.36%
                                      EURO (111,425,000)    EURO/USD 3.59%, March 19, 2003                           3,040,683
                                      JY (9,065,000,000)    JY/USD 1.53%, March 19, 2003                             1,293,402
                                                            Other 3.24%                                              2,746,260
                                                                                                                     -----------
                                                                                                                     7,080,345
                                                                                                                     -----------
  Total Currencies 5.71%                                                                                             4,836,009
                                                                                                                     -----------
Total Energy 1.25%                                          Futures contracts purchased 1.25%                        1,056,765
                                                                                                                     -----------
Grains
                                                            Futures contracts sold 0.37%                               310,617
                                                            Futures contracts purchased (0.01)%                        (11,460)
                                                                                                                     -----------
  Total Grains 0.36%                                                                                                   299,157
                                                                                                                     -----------
Interest Rates U.S.
                                                            Futures contracts sold (0.98)%                            (825,797)
                                                            Futures contracts purchased 0.56%                          471,275
                                                                                                                     -----------
  Total Interest Rates U.S. (0.42)%                                                                                   (354,522)
                                                                                                                    -----------
Total Interest Rates Non-U.S. 2.80%                         Futures contracts purchased 2.80%                        2,372,546
                                                                                                                     -----------
Total Livestock 0.03%                                       Futures contracts purchased 0.03%                           22,190
                                                                                                                     -----------
Metals
                                                            Futures contracts purchased 1.03%                          872,518

                                                            Unrealized depreciation on forward contracts (0.35)%      (299,909)
                                                            Unrealized appreciation on forward contracts 0.8%           67,638
                                                            Total forward contracts (0.27)%                           (232,271)
                                                                                                                      -----------
  Total Metals 0.76%                                                                                                   640,247
                                                                                                                      -----------
Softs
                                                            Futures contracts sold (0.01)%                              (7,627)
                                                            Futures contracts purchased 0.27%                          231,865
                                                                                                                     -----------
  Total Softs 0.26%                                                                                                    224,238

Indices
                                                            Futures contracts sold 0.01%                                16,177
                                                            Futures contracts purchased (0.25)%                       (215,417)
                                                                                                                      -----------
  Total Indices (0.24)%                                                                                               (199,240)
                                                                                                                   -----------
Total Fair Value 10.51%                                                                                             $8,897,390
                                                                                                                   -----------
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                            $  206,753                   2.32%
Canada                                                   49,106                   0.55
Germany                                                 830,860                   9.34
Japan                                                   714,899                   8.04
United Kingdom                                          177,690                   2.00
United States                                         6,918,082                  77.75
                                              -------------------------- ------------------------
                                                     $8,897,390                 100.00%
                                              ========================== ========================

Percentages are based on Partners' capital unless otherwise indicated See accompanying notes to financial statements.

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                            ------------------------------    ------------------------------
                                                                2003              2002            2003             2002
                                                            --------------   -------------    ------------     ------------

Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions                        $   4,008,199    $   9,428,827    $  32,225,052    $   6,848,343
  Change in unrealized gains (losses) on open
   positions                                                   (5,156,593)      12,136,337      (18,144,160)       9,204,053
                                                            -------------    -------------    -------------    -------------

                                                               (1,148,394)      21,565,164       14,080,892       16,052,396
  Interest income                                                 257,415          199,117          485,488          400,839
                                                            -------------    -------------    -------------    -------------

                                                                 (890,979)      21,764,281       14,566,380       16,453,235
                                                            -------------    -------------    -------------    -------------


Expenses:
  Brokerage commissions including clearing fees
  of $45,949, $22,807,  $77,691 and $42,653, respectively       1,734,125          981,077        3,281,469        1,876,417
  Management fees                                                 594,584          338,197        1,139,908          650,443
  Incentive fees                                                   13,238          828,574          972,709          828,574
  Other expenses                                                   32,499           32,238           64,953           64,476
                                                            -------------    -------------    -------------    -------------


                                                                2,374,446        2,180,086        5,459,039        3,419,910
                                                            -------------    -------------    -------------    -------------

  Net income (loss)                                            (3,265,425)      19,584,195        9,107,341       13,033,325
   Additions-Limited Partners                                  10,511,000        3,302,000       22,769,000        4,233,000
   Redemptions-Limited Partners                                (2,565,168)      (4,078,350)      (4,587,086)      (6,173,173)
                                                            -------------    -------------    -------------    -------------

  Net increase in Partners' capital                             4,680,407       18,807,845       27,289,255       11,093,152

Partners' capital, beginning of period                        107,251,802       58,203,613       84,642,954       65,918,306
                                                            -------------    -------------    -------------    -------------

Partners' capital, end of period                            $ 111,932,209    $  77,011,458    $ 111,932,209    $  77,011,458
                                                            -------------    -------------    -------------    -------------

Net asset value per Unit
  ( 72,030.0116 and 58,566.8419 Units outstanding
   at June 30, 2003 and 2002, respectively )                $    1,553.97    $    1,314.93    $    1,553.97    $    1,314.93
                                                            -------------    -------------    -------------    -------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $      (43.59)   $      327.60    $      155.85    $      218.23
                                                            -------------    -------------    -------------    -------------

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup"). As of June 30, 2003, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ended June 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.




                                                                     (Continued)
                                       7

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


2.       Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:

                                         THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------

Net realized and unrealized
  gains(losses) *                     $   (37.95)      $ 344.25     $  183.12    $  237.26
Interest income                             3.57           3.34          7.05         6.70
Expenses **                                (9.21)        (19.99)       (34.32)      (25.73)
                                       ----------     ----------    ----------   ----------

Increase(decrease) for period             (43.59)        327.60        155.85       218.23

Net Asset Value per Unit,
 beginning of period                    1,597.56         987.33      1,398.12     1,096.70
                                       ----------     ----------   -----------   -----------

Net Asset Value per Unit,
 end of period                         $1,553.97      $1,314.93     $1,553.97    $1,314.93
                                       ==========     ==========    ==========   ==========

*       Includes brokerage commissions.
**      Excludes brokerage commissions.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:




                                       THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                       -----------------------     ------------------------
                                           2003         2002          2003           2002
                                       --------       --------      -------        --------

Ratio to average net assets: ***

Net investment gain(loss) before
  incentive fees ****                     (7.4)%       (7.2)%         (7.5)%        (6.9)%
                                       =========     ========      =========      ========


Operating expenses                         8.3%         8.5%           8.4%          8.2%
Incentive fees                             0.1%         5.2%           1.8%          2.6%
                                       ---------     --------      ---------      --------
Total expenses                             8.4%        13.7%          10.2%         10.8%
                                       =========     ========      =========      ========

Total return:

Total return before incentive fees        (2.7)%       34.6%          12.1%         21.2%
Incentive fees                            (0.0)%       (1.4)%         (1.0)%        (1.3)%
                                       ---------     --------      ---------     ---------
Total return after incentive fees         (2.7)%       33.2%          11.1%         19.9%
                                       =========    =========      =========     =========

***      Annualized

****     Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2003 and December 31, 2002, based on a monthly calculation, were $6,533,202 and $7,532,820, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2003 and December 31, 2002, were $(9,246,770) and $8,897,390. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2003.

     The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, Partnership capital increased 32.2% from $84,642,954 to $111,932,209. This increase was attributable to net income from operations of $9,107,341, coupled with the additional sales of 14,307.4697 Units of Limited Partnership Interest totaling $22,769,000 which was partially offset by the redemption of 2,817.9480 Units of Limited Partnership Interest totaling $4,587,086. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

     During the Partnership's second quarter of 2003, the net asset value per Unit decreased 2.7% from $1,597.56 to $1,553.97 as compared to an increase of 33.2% in the second quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2003 of $1,148,394. Losses were primarily attributable to the trading of commodity futures in energy, grains, non-U.S interest rates, livestock, metals and softs and were partially offset by gains in currencies, U.S. interest rates, and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $21,565,164. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in energy, softs and metals.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2003 increased by $58,298 and $84,649, respectively, as compared to the corresponding periods in 2002. The increase in interest income is primarily due to an increase in net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2003 increased by $753,048 and $1,405,052, respectively, as compared to the corresponding period in 2002. The increase in brokerage commissions and fees is due to higher average net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2003 increased by $256,387 and $489,465, respectively, as compared to the corresponding period in 2002. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2003, resulted in incentive fees of $13,238 and $972,709, respectively. Trading performance for the three and six months ended June 30, 2002, resulted in incentive fees of $828,574.

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

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2003, the Partnership's total capitalization was $111,932,209. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               June 30, 2003
                               (Unaudited)
                                                            Quarter Ended
                                                            June 30, 2003                Year to Date
Market                        Value at   % of Total      High Value     Low Value    High Value  Low Value
Sector                          Risk    Capitalization   at  Risk       at  Risk      at Risk     at  Risk
-------------                ----------   ------------    ----------    ---------    ---------    ----------
Currencies:
- OTC Contracts             $ 3,602,603       3.22%     $6,448,720   $2,453,560     $6,520,787   $1,199.963
Energy                        4,071,200       3.64%      4,952,000    1,838,400      5,838,400    1,838,400
Grains                          439,050       0.39%        574,400      188,200        574,400      158,400
Interest Rates U.S.           1,118,600       1.00%      1,719,100      467,450      1,719,100      446,950
Interest Rates Non-U.S.       2,796,243       2.50%      4,616,047    1,688,255      4,616,047    1,262,702
Livestock                        40,800       0.04%         41,400       11,400         41,400        9,900
Metals:
-  Exchange Traded
   Contracts                    584,500       0.52%        810,500      218,000        810,500      218,000
 - OTC Contracts                330,600       0.29%        555,150      192,375        598,725      186,175
Softs                           573,106       0.51%        802,634      332,593        802,634      307,178
Indices                       2,179,605       1.95%      2,299,663      791,191      2,299,663      788,034
                           ------------      ------
Total                       $15,736,307      14.06%
                           ============      ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.

Item 2. Changes in Securities and Use of Proceeds - For the six months ended June 30, 2003, there were additional sales of 14,307.4697 Units totaling $22,769,000. For the six months ended June 30, 2002, there were additional sales of 4,003.3440 Units totaling $4,233,000.

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

     (a)  Exhibit   -   31.1   -   Rule    13a-14(a)/15d-14(a)    Certifications
          (Certifications of President and Director)

          Exhibit   -   31.2   -   Rule    13a-14(a)/15d-14(a)    Certifications
          (Certifications of Chief financial Officer and Director)

          Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.


By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
     --------------------------------------
        David J. Vogel, President and Director


Date:        8/13/03
          -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
     --------------------------------------
         David J. Vogel, President and Director


Date:       8/13/03
          -----------


By:  /s/ Daniel R. McAuliffe, Jr.
     --------------------------------------
         Daniel R. McAuliffe
         Chief Financial Officer and Director

Date:       8/13/03
          -----------

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Westport Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                               /s/ David J. vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2
                                 CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smith Barney Westport Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                      /s/  Daniel R. McAuliffe, Jr.
                                           -----------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 13, 2003

                                                                   Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2003