Form 10-Q
period 2003-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2003-11-13
CIK 1037189

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

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

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------
          (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                                  Page Number

PART I - Financial Information:

         Item 1.       Financial Statements:

                       Statements of Financial Condition at
                       September 30, 2003 and December 31, 2002
                       (unaudited).                                    3

                       Condensed Schedules of Investments at
                       September 30, 2003 and December 31, 2002
                       (unaudited).                                  4 - 5

                       Statements of Income and Expenses and
                       Partners' Capital for the three and
                       nine months ended September 30, 2003
                       and 2002 (unaudited).                           6

                       Notes to Financial Statements
                       (unaudited).                                  7 - 11

         Item 2.       Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations.                                  12 - 15

         Item 3.       Quantitative and Qualitative
                       Disclosures about Market Risk.               16 - 17

         Item 4.       Controls and Procedures.                        18

PART II - Other Information                                            19

                                     PART I

                          Item 1. Financial Statements


                     Smith Barney Westport Futures Fund L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                    September 30,   December 31,
                                                                       2003             2002
                                                                -------------------------------
ASSETS:
Equity in commodity futures trading account:
  Cash (restricted $21,905,851 and $14,295,525 in 2003
  and 2002, respectively)                                        $ 103,106,307    $  77,132,693
  Net unrealized (depreciation) appreciation
    on open futures positions                                         (207,015)       4,293,652
  Unrealized appreciation on open forward contracts                 15,069,493        7,147,983
                                                                 -------------    -------------
                                                                   117,968,785       88,574,328

Interest receivable                                                     67,402           66,430
                                                                 -------------    -------------
                                                                 $ 118,036,187    $  88,640,758
                                                                 =============    =============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
Unrealized depreciation on open forward contracts                $  10,353,586    $   2,544,245
 Accrued expenses:
  Commissions                                                          486,784          402,177
  Management fees                                                      178,659          142,743
  Other                                                                    719           48,423
Redemptions payable                                                    688,265          860,216
                                                                 -------------    -------------
                                                                    11,708,013        3,997,804
                                                                 -------------    -------------

Partners' Capital:

General Partner 643.5318 Unit equivalents
  outstanding in 2003 and 2002, respectively                           922,998          899,735
Limited Partners, 73,490.3135 and 59,896.9581
  Redeemable Units of Limited Partnership Interest outstanding
   in 2003 and 2002, respectively                                  105,405,176       83,743,219
                                                                 -------------    -------------
                                                                   106,328,174       84,642,954
                                                                 -------------    -------------
                                                                 $ 118,036,187    $  88,640,758
                                                                 =============    =============




See Accompanying Notes to Unaudited Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

Sector                       Number of Contracts     Contract                         Fair Value
----------------------       ---------------------  ----------------------------     ---------------
Currencies
                                                    Unrealized appreciation on
                                                    forward contracts 13.46%
                              GBP (86,647,514)      GPB/USD 1.45%, December 17, 2003  $ 1,545,430
                              JPY (19,047,851,553)  JPY/USD 7.05%, December 17, 2003    7,495,430
                                                    Other 4.96%                         5,266,435
                                                                                      -----------
                                                                                       14,307,295

                                                    Unrealized depreciation on
                                                    forward contracts (8.93)%
                               EUR (74,835,000)     EUR/USD (2.48)% December 17, 2003  (2,631,796)
                               GBP (44,563,920)     GBP/USD (2.43)% December 17, 2003  (2,585,585)
                                                    Other (4.02)%                      (4,277,092)
                                                                                      ------------
                                                                                       (9,494,473)
                                                                                      ------------
  Total Currencies  4.53%                                                               4,812,822
                                                                                      ------------

Total Energy (1.14) %                                Futures contracts sold  (1.14)%   (1,209,935)
                                                                                      ------------

Total Grains 0.67%                                   Futures contracts purchased  0.67%   717,115
                                                                                       -----------

Total Interest Rates U.S.  1.10%                     Futures contracts purchased  1.10% 1,171,643
                                                                                       -----------

Interest Rates Non-U.S.
                                                     Futures contracts purchased  0.60%   642,218
                                                     Futures contracts sold  (1.73)%   (1,841,634)
                                                                                      -----------
  Total Interest Rates Non-U.S. (1.13)%                                                (1,199,416)
                                                                                      -----------

Total Livestock  (0.01)%                             Futures contracts purchased (0.01)%   (8,290)
                                                                                       -----------

Metals
                                                     Total futures contracts 1.08%       1,148,285

                                                     Unrealized appreciation on
                                                     forward contracts 0.72%               762,198
                                                     Unrealized depreciation on
                                                     forward contracts (0.81)%            (859,113)
                                                                                         ----------
                                                     Total forward contracts (0.09)%       (96,915)
                                                                                         ----------
  Total Metals - 0.99%                                                                   1,051,370
                                                                                         ----------
Softs
                                                      Futures contracts purchased  0.02%    21,886
                                                      Futures contracts sold  (0.05)%      (57,106)
                                                                                         ----------
  Total Softs (0.03)%                                                                      (35,220)
                                                                                         ----------
Indices
                                                       Futures contracts purchased (0.83)%(883,873)
                                                       Futures contracts sold  0.09%        92,676
                                                                                          ---------
  Total Indices (0.74)%                                                                   (791,197)
                                                                                         ----------

Total Fair Value  4.24%                                                                $ 4,508,892
                                                                                       ===========
                                      Investments at              % of Investments at
Country Composition                      Fair Value                    Fair Value
------------------------             ---------------------        -----------------
Australia                               $ (107,003)                       (2.37)%
Canada                                      48,088                         1.07
Germany                                    571,967                        12.69
Japan                                   (2,432,623)                      (53.95)
United Kingdom                            (567,689)                      (12.59)
United States                            6,996,152                       155.15
                                      -----------------             -------------
                                       $ 4,508,892                       100.00 %
                                      =================             =============

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

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                              -------------------------------     -----------------------------
                                                                       2003             2002            2003            2002
                                                              -------------------------------     -----------------------------
Income:
  Net gains (losses) on trading of commodity
  interest:
  Realized gains (losses) on closed positions                  $ (20,589,312)   $  23,550,415    $  11,635,740    $  30,398,758
  Change in unrealized gains (losses) on open
   positions                                                      13,755,662       (5,780,560)      (4,388,498)       3,423,493
                                                               -------------    -------------    -------------    -------------
  Net realized and unrealized gains (losses)                      (6,833,650)      17,769,855        7,247,242       33,822,251
  Interest income                                                    210,774          264,718          696,262          665,557
                                                               -------------    -------------    -------------    -------------
                                                                  (6,622,876)      18,034,573        7,943,504       34,487,808
                                                               -------------    -------------    -------------    -------------
Expenses:
 Brokerage commissions including clearing fees
  of $56,489,  $16,504, $134,180 and $59,157, respectively         1,697,592        1,260,438        4,979,061        3,136,855
  Management fees                                                    567,569          439,718        1,707,477        1,090,161
  Incentive fees                                                        --          3,207,561          972,709        4,036,135
  Other expenses                                                      45,491           31,892          110,444           96,368
                                                               -------------    -------------    -------------    -------------
                                                                   2,310,652        4,939,609        7,769,691        8,359,519
                                                               -------------    -------------    -------------    -------------

  Net income (loss)                                               (8,933,528)      13,094,964          173,813       26,128,289

  Additions                                                        6,609,390        3,634,000       29,378,390        7,867,000
  Redemptions-Limited Partners                                    (3,279,897)      (3,826,085)      (7,866,983)      (9,999,258)
             -General Partner                                           --           (800,000)            --           (800,000)
                                                               -------------    -------------    -------------    -------------
  Net increase (decrease)  in Partners' capital                   (5,604,035)      12,102,879       21,685,220       23,196,031
Partners' capital, beginning of period                           111,932,209       77,011,458       84,642,954       65,918,306
                                                               -------------    -------------    -------------    -------------
Partners' capital, end of period                               $ 106,328,174    $  89,114,337    $ 106,328,174    $  89,114,337
                                                               =============    =============    =============    =============


Net asset value per Redeemable Unit
  (74,133.8453 and 57,914.5250 Redeemable Units outstanding
  at September 30, 2003 and 2002, respectively)                $    1,434.27    $    1,538.72    $    1,434.27    $    1,538.72
                                                               =============    =============    =============    =============


Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $     (119.70)   $      223.79    $       36.15    $      442.02
                                                               =============    =============    =============    =============



See Accompanying Notes to Unaudited Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2003, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

                                                                     (Continued)

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


2.       Financial Highlights:

Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                        THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                        2003          2002         2003         2002
                                     ---------------------         -----------------
Net realized and unrealized
  gains(losses) *                $    (114.28)$     282.14 $      68.84 $     519.40
Interest income                          2.83         4.52         9.88        11.22
Expenses **                             (8.25)      (62.87)      (42.57)      (88.60)
                                    ---------    ---------    ---------    ---------
Increase(decrease) for period         (119.70)      223.79        36.15       442.02

Net Asset Value per Redeemable
 Unit, beginning of period           1,553.97     1,314.93     1,398.12     1,096.70
                                    ---------    ---------    ---------    ---------

Net Asset Value per Redeemable
 Unit, end of period             $   1,434.27 $   1,538.72 $   1,434.27 $   1,538.72
                                    =========    =========    =========    =========


*       Includes brokerage commissions.
**      Excludes brokerage commissions.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:

                                    THREE-MONTHS ENDED  NINE-MONTHS ENDED
                                        SEPTEMBER 30,     SEPTEMBER 30,
                                       2003      2002     2003    2002
                                     -----------------  ----------------
Ratio to average net assets: ***

Net investment loss before
  incentive fees ****                 (7.4)%   (7.1)%    (7.5)%   (7.0)%
                                       ===     ====       ===     ====


Operating expenses                     8.2%     8.3%       8.3%     8.2%
Incentive fees                         0.0%    15.4%       1.2%     7.7%
                                       ---     ----        ---     ----


Total expenses                         8.2%    23.7%       9.5%    15.9%
                                       ===     ====        ===     ====

Total return:

Total return before incentive fees    (7.7)%   21.2%       3.4%    46.7%
Incentive fees                        (0.0)%   (4.2)%     (0.8)%   (6.4)%
                                       ---     ----        ---     ----

Total return after incentive fees     (7.7)%   17.0%       2.6%    40.3%
                                       ===     ====        ===     ====


***      Annualized

****     Interest income less total expenses (exclusive of incentive fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (continued)

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

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, based on a monthly calculation, were assets of $4,906,699 and $7,532,820, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $4,508,892 and $8,897,390, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The majority of these  instruments  mature within one year of September 30,
2003.  However,  due  to  the  nature  of  the  Partnership's  business,   these
instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2003.

     The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital increased 25.6% from $84,642,954 to $106,328,174. This increase was attributable to net income from operations of $173,813, coupled with the additional sales of
18,548.4309   Redeemable  Units  of  Limited   Partnership   Interest   totaling
$29,378,390 which was partially offset by the redemption of 4,955.0755 Redeemable Units of Limited Partnership Interest totaling $7,866,983. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Unit decreased 7.7% from $1,553.97 to $1,434.27 as compared to an increase of 17.0% in the third quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $6,833,650. Losses were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S interest rates and softs and were partially offset by gains in currencies, grains, livestock, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $17,769,855. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S interest rates, livestock and indices and were partially offset by losses in currencies, softs and metals.

     During the nine months ended September 30, 2003, the Partnership's net asset value per unit increased 2.6% from 1,398.12 to 1,434.27 as compared to an increase of 40.3% for the nine months ended September 30, 2002. The partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2003 of $7,247,242. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, U.S. and non U.S. interest rates, livestock, and indices were partially offset by losses in grains, metals, and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2002 of $33,822,251. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in metals and softs.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended September 30, 2003 decreased by $53,944 as compared to the corresponding period in 2002. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended September 30, 2003 as compared to 2002. Interest income for the nine months ended September 30, 2003 increased by $30,705 as compared to the corresponding period in 2002. The increase in interest income is primarily due to an increase in net assets and partially offset by a decrease in interest rates during the nine months ended September 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2003 increased by $437,154 and $1,842,206, respectively, as compared to the corresponding period in 2002. The increase in brokerage commissions and fees is due to higher average net assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2003 increased by $127,851 and $617,316, respectively, as compared to the corresponding period in 2002. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2003, resulted in incentive fees of $0 and $972,709, respectively. Trading performance for the three and nine months ended September 30, 2002, resulted in incentive fees of $3,207,561 and $4,036,135, respectively.

Item. 3 Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $106,328,174. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               September 30, 2003
                                   (Unaudited)

                                                                  Year to Date
                                                            High            Low      Average
                                           % of Total     Value at       Value  at  Value at
Market Sector             Value at Risk   Capitalization    Risk            Risk      Risk
----------------------------------------------------------------------------------------------
Risk_
Currencies:
- OTC Contracts           $ 6,821,670           6.42%   $ 6,993,848   $ 1,199,963   $ 5,069,973
Energy                      4,011,250           3.77%     5,838,400     1,782,980     3,857,872
Grains                        294,550           0.28%       581,875       158,400       395,867
Interest Rates U.S.         1,427,900           1.34%     1,966,450       446,950     1,251,102
Interest Rates Non-U.S      3,031,533           2.85%     4,616,047     1,262,702     3,338,785
Livestock                      89,200           0.08%        93,600         9,900        42,638
Metals:
-- Exchange Traded
   Contracts                1,002,000           0.94%     1,619,000       218,000       689,356
 - OTC Contracts              371,125           0.35%       606,950       186,175       447,892
Softs                         795,948           0.75%       940,941       307,178       561,025
Indices                     1,569,155           1.48%     2,358,291       788,034     1,854,776
                          -----------     -----------
Total                     $19,414,331          18.26%
                          ===========     ===========

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER
     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

Item 2. Changes in Securities and Use of Proceeds - This information relates to the Partnership's registration statement no. 13-3939393, which was declared effective by the SEC on August 13, 2003. For the nine months ended September 30, 2003, there were additional sales of 18,548.4309 Redeemable Units totaling $29,378,390. For the nine months ended September 30, 2002, there were additional sales of 6,566.2123 Redeemable Units totaling $7,867,000.

     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

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


By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
     ------------------------------
         David J. Vogel,
       President and Director


Date: 11/13/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
   ------------------------------
        David J. Vogel,
    President and Director


Date:       11/13/03


By:  /s/ Daniel R. McAuliffe, Jr.
     ------------------------------
         Daniel R. McAuliffe
         Chief Financial Officer and Director

Date:       11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                                   By:  /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                            By:  /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:  /s/ David J. Vogel
 -----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:  /s/ Daniel R. McAuliffe, Jr.
      -----------------------
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director

November 13, 2003