Form 10-K
period 2003-12-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2004-03-15
CIK 1037189

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

                         Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New York                                    13-3939393
-----------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

                        c/o Citigroup Managed Futures LLC
                             399 Park Ave. - 7th Fl.
                            New York, New York 10022
-----------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes   X    No

Limited Partnership Redeemable Units with an aggregate value of $110,932,180 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2004, 78,305.8874 Limited Partnership Redeemable Units were outstanding.

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

     A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997. Beginning May 30, 1997, 120,000 redeemable units of Limited Partnership Interest ("Redeemable Units") were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $404,000 to the Partnership's trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. Sales of additional Redeemable Units and additional general partner contributions for the years ended December 31, 2003, 2002 and 2001, and redemptions of Redeemable Units for the years ended December 31, 2003, 2002 and 2001 are reported in the Statements of Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data."

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of
     (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

     The General Partner has entered into a Management Agreement (the "Management Agreement") with John W. Henry & Company, Inc. ("JWH"), (the "Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

     Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees

     The Partnership has entered into a Customer Agreement with CGM (the "Customer Agreement") which provides that the Partnership will pay CGM a monthly Brokerage Fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units of the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

(b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income
     (loss) from operations for the years ended December 31, 2003, 2002 and 2001 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2003 was $113,770,100.

(c)  Narrative description of business.

     See Paragraphs (a) and (b) above.

     (i) through (xii) - Not applicable.

     (xiii) - The Partnership has no employees.

(d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

(e) Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2.  Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.   Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holdings Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

Citigroup Global Markets Inc. ("CGM") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999. Salomon Smith Barney paid $1,333,333 to settle this matter.

In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans sought a determination that Smith Barney Inc. and another underwriter would be responsible for any damages that the City may incur in the event the Internal Revenue Service ("IRS") denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The court denied the motion but stayed the case. Subsequently, the City withdrew its lawsuit.

In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiffs filed a second amended complaint. In
November 1999, Salomon Smith Barney moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. Salomon Smith Barney paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

In connection with the Louisiana and Florida matters, the IRS and the SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, Salomon Smith Barney and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

In December 1998, Salomon Smith Barney was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.

In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws
(including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss the complaints.

In April 2002, Citigroup and, in one case, Salomon Smith Barney were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and the Racketeer Influenced and Corrupt Organizations Act, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and Salomon Smith Barney filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. On September 30, 2003, all of the claims against Citigroup in the Tittle litigation were dismissed.

Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on April 17, 2003, an action was brought by two investment firms in connection with purchases of Osprey Trust certificates for alleged violations of federal securities laws and state securities and other laws. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets, and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Since April 2002, Salomon Smith Barney and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about Salomon Smith Barney's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, Salomon Smith Barney has entered into a settlement agreement. Salomon Smith Barney agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Salomon Smith Barney and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD, the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about Salomon Smith Barney's and other firms' e-mail retention practices, Salomon Smith Barney and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Salomon Smith Barney agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

Since May 2002, Citigroup, Salomon Smith Barney and certain principals and current and former employees have been named as defendants in a number of alleged class action complaints filed by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

Additional actions have been filed against Citigroup and certain of its affiliates, including Salomon Smith Barney, and certain of their current and former directors, officers and employees, along with other parties, including:
(1) three alleged class actions filed in state courts and federal courts on behalf of persons who maintained accounts with Salomon Smith Barney asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

In July 2002, Citigroup, Salomon Smith Barney and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with the defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of New Power Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934;
(v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) an alleged class action brought by clients of Salomon Smith Barney in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including
Section 11 of the Securities Act of 1933, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and
(xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby. On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additionally, Citigroup and certain of its affiliates, including Salomon Smith Barney, have provided substantial information to, and have entered into substantive discussions with, the SEC regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including Salomon Smith Barney, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and its affiliates, including Salomon Smith Barney, are cooperating fully with all such requests.

On July 28, 2003, Citigroup entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Citigroup and Salomon Smith Barney are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include alleged class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern

District of New York (Above Paradise Investments Ltd. V. Worldcom, Inc., et al.; Municipal Police Employees Retirement System Of Louisiana V. Worldcom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund V. Worldcom, Inc., et al.). These alleged class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, and seek unspecified damages from the underwriters.

On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated alleged class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by Salomon Smith Barney arising out of alleged conflicts of interest of Salomon Smith Barney and certain of its principals. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On May 19, 2003, the motion to dismiss the amended complaint in the WorldCom, Inc. Securities Litigation was denied.

In addition to the several alleged class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and Salomon Smith Barney, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of
Section 11 of the Securities Act of 1933 and, in one case, violations of various state securities laws and common law fraud. Citigroup and/or Salomon Smith Barney are now named in approximately 35 of these individual state court actions. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

An alleged class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud, which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against Salomon Smith Barney and the other underwriters were dismissed without prejudice.

On or about January 27, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litigation) sought permission to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research. By order dated March 27, 2003, the court denied plaintiffs' request to amend their complaint to add as defendants Citigroup, Salomon Smith Barney and certain of their executive officers and current and former employees.

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violation of federal securities laws.

On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities laws and common law claims.

On April 28, 2003, Citigroup Global Markets (formerly known as Salomon Smith Barney) announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, Salomon Smith Barney has consented to the entry of
(1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Salomon Smith Barney from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring Salomon Smith Barney to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NASD rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NYSE rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, Salomon Smith Barney expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require Salomon Smith Barney to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Salomon Smith Barney reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets Holdings Inc. and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the NASD, the NYSE and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets Holdings Inc. requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets Holdings Inc. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets Holdings Inc. in connection with the Research Settlement; and in May 2003, the NYSE advised Citigroup Global Markets Holdings Inc. that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. Citigroup Global Markets Holdings Inc. is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment. On October 31, 2003, the Final Judgment was entered against Salomon Smith Barney and nine other investment banks. In addition, Salomon Smith Barney has entered into separate settlement agreements with numerous states and certain U.S. territories.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy, Inc., was amended to add Citigroup, Citibank and Citigroup Global Markets Holdings Inc., as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including Citigroup Global Markets Holdings Inc., Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the
Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

On August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty.

On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, Citigroup Global Markets and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed a preferential proceeding in its Chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, Citigroup Global Markets and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, Citigroup Global Markets and other entities have filed against Enron.

In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of Citigroup Global Markets.

Item 4. Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters.


     (a)  Market  Information.  The Partnership has issued no stock. There is no
          public  market  for  the  Redeemable  Units  of  Limited   Partnership
          Interest.

     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2003 was 2,730.

     (c) Distribution. The Partnership did not declare a distribution in 2003 or 2002.

     (d) Use of Proceeds. For the twelve months ended December 31, 2003, there were additional sales of 24,528.5114 Redeemable Units totaling $37,486,390 and General Partner contributions representing 104.5828 Unit equivalents totaling $150,000. For the twelve months ended December 31, 2002, there were additional sales of 10,558.2078 Redeemable Units totaling $13,347,000. For the twelve months ended December 31, 2001, there were additional sales of 3,123.5530 Redeemable Units totaling $3,431,000.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and total assets at December 31, 2003, 2002, 2001, 2000 and
1999 were as follows:

                                       2003            2002           2001            2000             1999
                                       ----            ----           ----            ----             ----
Net realized and unrealized trading
gains (losses) net of brokerage
commissions and clearing fees of
$6,542,801, $4,329,291, $4,017,979,
$4,767,560 and $8,105,686,
respectively                        $5,007,853    $22,815,900    $(1,344,785)     $ 7,654,176    $(12,482,163)

Interest income                        865,763        899,995      1,903,410        3,451,534       4,092,286
                                       -------        -------      ---------        ---------        ---------
                                    $5,873,616    $23,715,895      $ 558,625      $11,105,710    $ (8,389,877)
                                    ==========    ===========      =========      ===========    =============

Net income (loss)                   $2,447,241    $18,056,103    $(1,381,965)      $8,154,747    $(14,122,938)
                                    ==========    ===========   ============       ==========    =============

Increase (decrease) in Net
 Asset Value per Redeemable
 Unit                                  $61.07        $301.42        $(24.66)          $156.96        $(130.10)
                                       =======       ========       ========          =======        =========

Total assets                     $117,205,773    $88,640,758    $67,409,207       $74,616,075    $103,585,998
                                  ============    ===========    ===========      ===========     ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to JWH. The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the Advisor to the Partnership operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

   o    due diligence examinations of the Advisor;

   o    selection, appointment and termination of the Advisor;

   o    negotiation of the management agreement; and

   o    monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

The Advisor specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term trends.

JWH trades its Strategic Allocation Program ("SAP") on behalf of the Partnership. SAP's objective is capital appreciation with the reduction of the volatility and risk of loss that typically would be associated with an investment in any one JWH investment program.

JWH currently operates 11 investment programs including SAP. Any or all of the other ten programs may be included in SAP from time to time. Each investment program has distinctive style, timing, and market characteristics. SAP program selection and allocations are made at the discretion of the JWH Investment Policy Committee.


As of December 31, 2003, the Partnership's assets were allocated among the JWH programs as follows:

                               Percentage
                               Allocation   in   the
                               Partnership as of
                               December 31, 2003

Broadly Diversified Programs

   o Original Investment
     Program                            17.5%

   o Global Diversified
     Portfolio                          10%

   o JWH GlobalAnalytics(R)
     Family of Programs                 10%

Financial Programs

   o Financial and Metals
     Portfolio                          15%

   o Global Financial &
     Energy Portfolio                   20%

   o Worldwide Bond Program              5%

Multiple Style Programs

   o Currency Strategic
     Allocation Program               22.5%

The allocation of SAP's assets among the investment programs, as well as the selection of the programs used for SAP, is dynamic. While JWH's individual investment programs are technical, trend-following programs, the selection of programs as well as the allocation of assets among the programs in SAP are entirely discretionary.

As a managed futures Partnership, the Partnership's performance is dependent upon the successful trading of the Partnership's Advisor to achieve the Partnership's objectives. It is the business of the General Partner to monitor the Advisor's performance to assure compliance with the Partnership's trading policies and to determine if the Advisor's performance is meeting the Partnership's objectives. Based on 2003 results, the General Partner continues to believe the Advisor and the trading of SAP have met the Partnership's objectives and expects to continue to allocate the Partnership's assets to the Advisor and this program unless otherwise indicated.

(a)  Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

     (i) The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

     (ii) An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

     (iii)The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

     (iv) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (v)  The  Partnership  does  not  utilize   borrowings   except  short-term
          borrowings if the Partnership takes delivery of any cash commodities.

     (vi) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     (vii)The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the  normal  course  of  business,  the  Partnership  is party  to  financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The

Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)  Capital resources.

     (i)  The  Partnership   has  made  no  material   commitments  for  capital
          expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2003, 7,205.6257 Redeemable Units were redeemed totaling $10,956,485. For the year ended December 31, 2002, 10,123.9710 Redeemable Units were redeemed totaling $12,678,455. For the year ended December 31, 2001, 7,510.2400 Redeemable Units were redeemed totaling $8,450,801.

For the year ended December 31, 2003, there were additional sales of 24,528.5114 Redeemable Units totaling $37,486,390 and General Partner contributions representing 104.5828 Unit equivalents totaling $150,000. For the year ended December 31, 2002, there were additional sales of 10,558.2078 Redeemable Units totaling $13,347,000. For the year ended December 31, 2001, there were additional sales of 3,123.5530 Redeemable Units totaling $3,431,000.

(c)  Results of Operations.

For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 4.4% from $1,398.12 to $1,459.19. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 27.5% from $1,096.70 to $1,398.12. For the year ended December 31, 2001, the Net Asset Value per Redeemable Unit decreased 2.2% from $1,121.36 to $1,096.70.

The Partnership experienced net trading gains of $11,550,654 before commissions and expenses in 2003. Gains were primarily attributable to the trading of currencies, U.S. interest rates, livestock, metals and indices and were partially offset by losses recognized in the trading of energy, non-U.S. interest rates and softs.

In 2003, the markets had periodic strong trends and then just as strong reversals resulting in a mixed year for the Partnership's overall performance.

Of the nine JWH programs traded on behalf of the Partnership, the programs that concentrate in interest rate and currencies programs ended the year with positive returns based on strong performance for the month of December. Unfortunately, many of these programs were off their high watermarks set earlier in 2003. After a strong period of trending behavior in the first half of the year, many programs gave up their gains during the third quarter due to changing directions in the dollar and interest rates and the high level of volatility in the energy complex.

The Financial & Metals (F&M) Portfolio was the best performing program for the year, as much as a result of the trading model used as the markets traded. Traditionally this program has been volatile because of its focus on financial markets and its use of a three-phase models; but historically it has been rewarded for its aggressive market positioning. The diversified programs employed by the Advisor trade several sectors, including agricultural and energy markets, and some financial programs also actively trade the energy complex. In both these cases, the inclusion of these sectors was a drag on overall performance. Energy markets showed extremely choppy behavior, especially in the second half of the year, while the agricultural sector was driven lower by losses in the soft commodities of coffee, sugar, and cotton.

Over the course of the year, on a very broad basis, the year 2003 can be divided into three periods: the time surrounding the Iraq War (January through May), the transition to higher world growth (June through October), and the renewed dollar decline (November and December).

The Iraq war was the focus for much of the first half of the year. Like any uncertain event, there is the market reaction to the impending event, the event itself when uncertainty is resolved and the response to the event. The first two months of the year represented the pre-war uncertainty. With uncertainty concerning when hostilities would begin and the possible impact of these events, investors showed a desire to move to a defensive and conservative stance. Equity markets sold-off, the dollar sold-off, gold prices rose, bond markets rallied, and the energy markets exhibited a risk premium concerning potential supply disruptions. This was a continuation of many of the trends carried over from 2002. During the first two months of the year, the Advisor's programs had solid performance, up over 23%.

Just prior to the inception of the hostilities, JWH reduced leverage in all programs by 50 percent, in expectation of higher volatility in the markets. Markets were more volatile with a reduction of liquidity in response to events in March. During this period, bond markets sold-off, the dollar stabilized, crude oil prices declined significantly, and the stock market started to rally. Even with this reduced leverage the markets were volatile and prior trends disrupted leading to losses for the month of March. Positions returned to normal leverage in all programs in April and May saw a substantial recovery of Partnership performance with profits coming from short dollar, long interest rate and long commodity positions. The Advisor performance during these periods was consistent with their past actions in uncertain and potentially highly volatile markets. The General Partner was aware of and acknowledged the

Advisor's actions as appropriate for the conditions of the economic and political environment.

In a transition to economic recovery and growth, the major markets began to reflect changed expectations in the middle of June. The announcements of consistent, positive macroeconomic news led to the unexpected pronouncement of no further easing actions by the ECB and the Fed. News of stronger growth, especially in the U.S., suggested that the deflationary story may have been over-done; consequently, there was a trend change, interest rates moved up off 40 year lows. Additionally, the dollar actually rallied on the positive US economic news, reversing the slide from earlier in the year. In both cases, the program saw a giveback in JWH trading profits, as the markets transitioned to new trends.

While there were gains in stock index trading, JWH's exposure in these markets has been relatively low; so they were not able to make a sustainable impact on performance. In additional to this negative market action, there were further increases in volatility for the energy sector and growing volatility within a relatively tight range for many agricultural markets. The third quarter and the beginning of the fourth quarter were unprofitable for many of the Advisors trading programs. This was the result of a transition to higher worldwide economic growth.

The final period of 2003 was the renewed dollar decline beginning in late November. Regardless of the strong growth exhibited in the United States in the third quarter, the best in 20 years, the dollar began a new significant slide against both the euro and yen. This led to significant fourth quarter profits, which boosted performance for many of the JWH programs. It is notable how smooth the declining trend in the dollar was relative to many markets that ended the year not much differently from where they began. During this period, other market sectors were unable to find very strong trends, as the dollar concerns did not carry over to equities or fixed income. With limited news in other markets, there were no changes in trading ranges.

In the General Partner's opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor's programs. The General Partner continues to monitor the Advisor's performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

The Partnership experienced net trading gains of $27,145,191 before commissions and expenses in 2002. Gains were primarily attributable to the trading of currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by losses recognized in the trading of metals.

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

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holder, creditors, and regulators, is free of material errors.

(e)  Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

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

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003, the highest and lowest value at any point during the year and the average value for the twelve months ended December 31, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the Partnership's total capitalization was $113,770,100.


                                                      December 31, 2003
                                  At Year End                                Year to Date
                          -----------------------------       ---------------------------------------------
                                           % of Total             High               Low
  Market Sector           Value at Risk  Capitalization       Value at Risk      Value at Risk      Average*
  -------------           -------------  --------------      -------------      -------------      --------
Currencies
- OTC Contracts           $ 7,207,750       6.34%              $ 7,707,028      $ 1,991,863     $ 5,562,170
Energy                      4,344,650       3.82%                5,838,400        1,715,700       3,712,408
Grains                        458,800       0.40%                  581,875          158,400         419,608
Interest rates U.S.         1,945,000       1.71%                2,009,000          446,950       1,258,239
Interest rates Non-U.S      3,263,838       2.87%                5,108,943        1,262,702       3,361,314
Livestock                     118,400       0.10%                  254,400            9,900          65,078

Metals
- Exchange                  1,003,000       0.88%                1,619,000          218,000         759,017
- OTC Contracts               725,765       0.64%                  725,765          186,175         506,278
Softs                         524,897       0.46%                  940,941          307,178         570,544
Indices                     2,983,824       2.62%                3,069,310          788,034       1,998,343
                          -----------   ---------
Total                     $22,575,924      19.84%
                          ===========  ==========


* monthly average based on month-end value at risk

As of December 31, 2002, the Partnership's total capitalization was $84,642,954.



                                December 31, 2002

                                        At Year End                                       Year to Date
                               ----------------------------------      ----------------------------------------------
                                                     % of Total             High               Low
      Market Sector            Value at Risk       Capitalization      Value at Risk      Value at Risk      Average*
      -------------            -------------       --------------      -------------      -------------      --------
Currencies
- OTC Contracts                  $ 3,987,429             4.71%              $5,257,018       $1,120,894      $3,449,467
Energy                             3,187,200             3.77%               3,187,200          399,400       1,359,910
Grains                               232,658             0.27%                 406,000           63,800         225,122
Interest rates U.S.                  563,700             0.67%                 964,600          128,200         699,557
Interest rates Non-U.S.            2,917,063             3.45%               2,919,099          732,069       1,970,347
Livestock                             12,500             0.01%                  18,750           10,200          13,904

Metals
- Exchange                           398,000             0.47%                 398,000           73,500         291,792
- OTC Contracts                      413,825             0.49%                 476,350           34,000         284,277
Softs                                363,904             0.43%                 627,664           83,911         380,422
Indices                              726,525             0.86%               1,494,990          599,996       1,064,745
                                 -----------             -----

Total                            $12,802,804            15.13%
                                 ===========            ======

* quarterly average based on month-end value at risk

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia.

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

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2003, the Partnership's primary exposures were in the EUREX and NIKKEI stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold. Although the Advisor trades base metals such as copper, the principal market exposures of the Partnership have consistently been in the precious metals. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership.

Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2003.

Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

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

Item 8.   Financial Statements and Supplementary Data.





                     SMITH BARNEY WESTPORT FUTURES FUND L.P.

                          INDEX TO FINANCIAL STATEMENTS


                                                              Page Number

   Oath or Affirmation.                                          F-2

   Independent Auditors' Report.                             F- 3 - F-4

   Financial Statements:
   Statements of Financial Condition at
   December 31, 2003 and 2002.                                   F-5

   Condensed Schedules of Investments at
   December 31, 2003 and 2002.                               F -6 - F-7

   Statements of Income and Expenses for
   the years ended December 31, 2003, 2002
   and 2001.                                                     F-8

   Statements of Partners' Capital for the
   years ended December 31, 2003, 2002 and
   2001.                                                         F-9

   Notes to Financial Statements.                           F -10 - F -13

   Selected Unaudited Quarterly Financial Data.                 F -14

                           To the Limited Partners of
                     Smith Barney Westport Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





     /s/ Daniel R. McAuliffe, Jr.
By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Citigroup Managed Futures LLC
     General Partner, Smith Barney Westport
     Futures Fund L.P.

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                             Independent Auditors' Report

     To the Partners of
        Smith Barney Westport Futures Fund L.P.:

     We have audited the accompanying statements of financial condition of Smith Barney Westport Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and partners' capital of the Partnership for the year ended December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. as of December 31, 2003 and 2002, and the results of its operations and its partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     /s/ KPMG LLP
     KPMG LLP
     New York, New York
     February 27, 2004

                            Report of Independent Auditors

     To the Partners of
        Smith Barney Westport Futures Fund L.P.:

     In our opinion, the accompanying statements of income and expenses and partners' capital present fairly, in all material respects, the results of Smith Barney Westport Futures Fund L.P.'s operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     /S/ PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP
     New York, New York
     February 28, 2002

                                 Smith Barney Westport
                                   Futures Fund L.P.
                           Statements of Financial Condition
                              December 31, 2003 and 2002

                                                                         2003           2002
                                                                    ------------   ------------
Assets:
Equity in commodity futures trading account:
   Cash (restricted $25,326,406 and $14,295,525 in 2003 and 2002,
    respectively) (Note 3c)                                         $105,240,741   $ 77,132,693
   Net unrealized appreciation on open futures positions               1,219,527      4,293,652
   Unrealized appreciation on open forward contracts                  10,688,078      7,147,983
                                                                    ------------   ------------
                                                                     117,148,346     88,574,328

Interest receivable (Note 3c)                                             57,427         66,430
                                                                    ------------   ------------
                                                                    $117,205,773   $ 88,640,758
                                                                    ------------   ------------
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts                   $  1,402,374   $  2,544,245
  Accrued expenses:
   Commissions (Note 3c)                                                 540,945        402,177
   Management fees (Note 3b)                                             191,995        142,743
   Professional fees                                                      58,323         40,326
   Other                                                                   7,254          8,097
  Redemptions payable (Note 5)                                         1,234,782        860,216
                                                                    ------------   ------------
                                                                       3,435,673      3,997,804
                                                                    ------------   ------------
Partners' capital (Notes 1 and 5):
  General Partner, 748.1146 and 643.5318
   Unit equivalents outstanding in 2003 and 2002, respectively         1,091,641        899,735
  Limited Partners, 77,219.8438 and 59,896.9581
   Redeemable Units of Limited Partnership Interest
   outstanding in 2003 and 2002, respectively                        112,678,459     83,743,219
                                                                    ------------   ------------
                                                                     113,770,100     84,642,954
                                                                    ------------   ------------
                                                                    $117,205,773    $88,640,758
                                                                    ------------   ------------



See accompanying notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003

Sector                                                      Contract                                                   Fair Value
------------                                                ------------                                             ------------
Currencies

                                                            Unrealized appreciation on forward contracts 7.75%         $8,820,213
                                                            Unrealized depreciation on forward contracts (1.23)%       (1,402,374)
                                                                                                                        ----------
  Total Currencies 6.52%                                                                                                7,417,839
                                                                                                                        ---------

Total Energy 0.94%                                          Futures contracts purchased 0.94%                           1,069,047
                                                                                                                        ---------

Total Grains 0.22%                                          Futures contracts purchased 0.22%                             252,153
                                                                                                                        ---------

Total Interest Rates U.S. 0.02%                             Futures contracts purchased 0.02%                              17,790
                                                                                                                        ---------

Interest Rates Non-U.S.
                                                            Futures contracts purchased (0.00)% *                          (1,411)
                                                            Futures contracts sold (0.08)%                                (96,253)
                                                                                                                        ---------
  Total Interest Rates Non-U.S.  (0.08)%                                                                                  (97,664)
                                                                                                                        ---------

Livestock
                                                            Futures contracts purchased (0.47)%                          (533,600)
                                                            Futures contracts sold 0.02%                                   22,200
                                                                                                                        ---------
  Total Livestock (0.45)%                                                                                                (511,400)
                                                                                                                        ---------

Metals
                                                            Futures contracts purchased 1.42%                           1,616,858
                                                            Unrealized appreciation on forward contracts 1.64%          1,867,865
                                                                                                                        ---------
  Total Metals 3.06%                                                                                                    3,484,723
                                                                                                                        ---------

Softs
                                                            Futures contracts purchased (0.60)%                          (677,813)
                                                            Futures contracts sold (0.15)%                               (166,390)
                                                                                                                        ---------
  Total Softs (0.75)%                                                                                                    (844,203)
                                                                                                                        ---------

Indices
                                                            Futures contracts sold 0.61%                                  696,650
                                                            Futures contracts purchased (0.86)%                          (979,704)
                                                                                                                        ---------
  Total Indices (0.25)%                                                                                                  (283,054)
                                                                                                                        ---------

Total Fair Value 9.23%                                                                                                $10,505,231
                                                                                                                      ===========

                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                         $     (85,578)                 (0.81)%
Canada                                                   72,199                   0.69
Germany                                                 369,577                   3.52
Japan                                                (1,072,484)                (10.21)
United Kingdom                                        1,874,382                  17.84
United States                                         9,347,135                  88.97
                                              -------------------------- ------------------------
                                                    $10,505,231                 100.00%
                                              ========================== ========================


Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See accompanying notes to financial statements.

                              Smith Barney Westport
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                              Number of Contracts     Contract                                                   Fair Value
------                              ------------            --------                                                   ----------
Total Energy 1.25%                                          Futures contracts purchased 1.25%                          $1,056,765
                                                                                                                        ----------

Grains
                                                            Futures contracts sold 0.37%                                  310,617
                                                            Futures contracts purchased (0.01)%                           (11,460)
                                                                                                                        ---------
  Total Grains 0.36%                                                                                                      299,157
                                                                                                                        ---------

Interest Rates U.S.
                                                            Futures contracts sold (0.98)%                               (825,797)
                                                            Futures contracts purchased 0.56%                             471,275
                                                                                                                        ---------
  Total Interest Rates U.S. (0.42)%                                                                                      (354,522)
                                                                                                                        ---------

Total Interest Rates Non-U.S. 2.80%                         Futures contracts purchased 2.80%                           2,372,546
                                                                                                                        ---------

Total Livestock 0.03%                                       Futures contracts purchased 0.03%                              22,190
                                                                                                                        ---------

Metals
                                                            Futures contracts purchased 1.03%                             872,518

                                                            Unrealized depreciation on forward contracts (0.35)%         (299,909)
                                                            Unrealized appreciation on forward contracts 0.8%              67,638
                                                                                                                        ---------
                                                            Total forward contracts (0.27)%                              (232,271)
                                                                                                                        ---------
  Total Metals 0.76%                                                                                                      640,247
                                                                                                                        ---------

Currencies
                                                            Unrealized depreciation on forward contracts (2.65)%       (2,244,336)
                                                                                                                        ----------

                                                            Unrealized appreciation on forward contracts 8.36%
                                      EURO (111,425,000)    EURO/USD 3.59%, March 19, 2003                              3,040,683
                                      JY (9,065,000,000)    JY/USD 1.53%, March 19, 2003                                1,293,402
                                                            Other 3.24%                                                 2,746,260
                                                                                                                        ---------
                                                                                                                        7,080,345
  Total Currencies 5.71%                                                                                                4,836,009
                                                                                                                        ---------

Softs
                                                            Futures contracts sold (0.01)%                                 (7,627)
                                                            Futures contracts purchased 0.27%                             231,865
                                                                                                                        ---------
  Total Softs 0.26%                                                                                                       224,238
                                                                                                                        ---------

Indices
                                                            Futures contracts sold 0.01%                                   16,177
                                                            Futures contracts purchased (0.25)%                          (215,417)
                                                                                                                        ---------
  Total Indices (0.24)%                                                                                                  (199,240)
                                                                                                                        ---------

Total Fair Value 10.51%                                                                                                $8,897,390
                                                                                                                       ==========
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                            $  206,753                   2.32%
Canada                                                   49,106                   0.55
Germany                                                 830,860                   9.34
Japan                                                   714,899                   8.04
United Kingdom                                          177,690                   2.00
United States                                         6,918,082                  77.75
                                              -------------------------- ------------------------
                                                     $8,897,390                 100.00%
                                              ========================== ========================

Percentages are based on Partners' capital unless otherwise indicated
See accompanying notes to financial statements.


                                 Smith Barney Westport
                                   Futures Fund L.P.
                           Statements of Income and Expenses
                                  for the years ended
                           December 31, 2003, 2002, and 2001

                                                                      2003           2002           2001
                                                                 ------------   ------------   ------------
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains on closed positions and foreign currencies     $  9,942,813   $ 22,020,660   $ 11,176,764
   Change in unrealized gains (losses) on open positions            1,607,841      5,124,531     (8,503,570)
                                                                 ------------   ------------   ------------
                                                                   11,550,654     27,145,191      2,673,194
  Interest income (Note 3c)                                           865,763        899,995      1,903,410
                                                                 ------------   ------------   ------------
                                                                   12,416,417     28,045,186      4,576,604
                                                                 ------------   ------------   ------------
Expenses:
  Brokerage commissions including clearing fees of
   $175,919, $82,164 and $77,835, respectively (Note 3c)            6,542,801      4,329,291      4,017,979
  Management fees (Note 3b)                                         2,236,251      1,501,313      1,387,098
  Incentive fees (Note 3b)                                            972,709      4,036,135        376,932
  Professional fees                                                   204,044        104,545        141,044
  Other expenses                                                       13,371         17,799         35,516
                                                                 ------------   ------------   ------------
                                                                    9,969,176      9,989,083      5,958,569
                                                                 ------------   ------------   ------------
Net income (loss)                                                $  2,447,241   $ 18,056,103   $ (1,381,965)
                                                                 ------------   ------------   ------------

Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent (Notes 1 and 6)   $      61.07   $     301.42   $     (24.66)
                                                                 ------------   ------------   ------------


See accompanying notes to financial statements.

                                 Smith Barney Westport
                                   Futures Fund L.P.
                            Statements of Partners' Capital
                                  for the years ended
                           December 31, 2003, 2002 and 2001

                                                                Limited             General
                                                               Partners             Partner             Total
                                                             ------------        ------------        ------------
Partners' capital at December 31, 2000                        $70,959,881         $1,360,191          $72,320,072
Net loss                                                       (1,352,049)           (29,916)          (1,381,965)
Sale of 3,123.5530 Redeemable Units of
  Limited Partnership Interest                                  3,431,000                 --            3,431,000
Redemption of 7,510.2400 Redeemable Units of
  Limited Partnership Interest                                 (8,450,801)                --           (8,450,801)
                                                            --------------       -----------        -------------
Partners' capital at December 31, 2001                         64,588,031          1,330,275           65,918,306
Net income                                                     17,686,643            369,460           18,056,103
Sale of 10,558.2078 Redeemable Units of
  Limited Partnership Interest                                 13,347,000                 --           13,347,000
Redemption of 9,554.5192 Redeemable Units of
  Limited Partnership Interest and 569.4518 Units of
  General Partnership Interest                                (11,878,455)          (800,000)         (12,678,455)
                                                            -------------        -----------        -------------
Partners' capital at December 31, 2002                         83,743,219            899,735           84,642,954
Net income                                                      2,405,335             41,906            2,447,241
Sale of 24,528.5114 Redeemable Units of
  Limited Partnership Interest and General Partner
  contribution representing 104.5828 Unit equivalents          37,486,390            150,000           37,636,390
Redemption of 7,205.6257 Redeemable Units of
  Limited Partnership Interest                                (10,956,485)                --          (10,956,485)
                                                            -------------        -----------        -------------
Partners' capital at December 31, 2003                       $112,678,459         $1,091,641         $113,770,100
                                                             -------------       -----------        -------------

See accompanying notes to financial statements.

                                 Smith Barney Westport
                                   Futures Fund L.P.
                             Notes to Financial Statements

1. Partnership Organization:

     Smith Barney Westport Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 120,000 redeemable units of Limited Partnership Interest ("Redeemable Units") during the initial offering period. The Partnership continues to offer Redeemable Units.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2017; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2. Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

     b.   Management Agreement:

          The General Partner, on behalf of the Partnership, has entered into a Management Agreement with John W. Henry & Company, Inc. ("JWH") (the "Advisor"), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

     c.   Customer Agreement:

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held for margin requirements was $25,326,406 and $14,295,525, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2003 and 2002, based on a monthly calculation, was $6,373,728 and $7,532,820, respectively.

5. Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month on 10 days notice to the General Partner. No fee will be charged for redemptions.

6. Financial Highlights:

     Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                                2003         2002         2001
                                                             --------      --------    --------
Net realized and unrealized gains (losses) *             $      99.79 $     382.18 $     (24.04)
Interest income                                                 12.07        15.17        30.58
Expenses **                                                    (50.79)      (95.93)      (31.20)
                                                             ---------    ---------    ---------
Increase (decrease) for the year                                61.07       301.42       (24.66)
Net asset value per Redeemable Unit, beginning of year       1,398.12     1,096.70     1,121.36
                                                            ---------    ---------    ---------
Net asset value per Redeemable Unit, end of year         $   1,459.19 $   1,398.12 $   1,096.70
                                                            ---------    ---------    ---------
*    Includes brokerage commissions
**   Excludes brokerage commissions


Ratios to Average Net Assets :
  Net investment loss before incentive fees ***    (7.5)%   (6.9)%  (5.4)%
                                                    ---     ----     ---

  Operating expenses                                8.3%     8.2%    8.2%
  Incentive fees                                    0.9%     5.6%    0.5%
                                                    ---     ----     ---
  Total expenses                                    9.2%    13.8%    8.7%
                                                    ---     ----     ---
Total return:
  Total return before incentive fees                5.3%    33.6%   (1.7)%
  Incentive fees                                   (0.9)%   (6.1)%  (0.5)%
                                                    ---     ----     ---
Total return after incentive fees                   4.4%    27.5%   (2.2)%
                                                    ---     ----     ---


     *** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

7. Financial Instrument Risks:

     In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                       For the period from   For the period from   For the period from    For the period from
                                       October 1, 2003 to       July 1, 2003 to      April 1, 2003 to      January 1, 2003 to
                                        December 31, 2003     September 30, 2003      June 30, 2003          March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                     $ 2,909,173             $ (8,320,468)      $ (2,625,104)        $ 13,910,015

Net Income (loss)                              $ 2,273,428             $ (8,933,528)      $ (3,265,425)        $ 12,372,766

Increase (decrease) in Net Asset
 Value per Redeemable Unit                         $ 24.92                $ (119.70)          $ (43.59)            $ 199.44

                                       For the period from    For the period from  For the period from    For the period from
                                       October 1, 2002 to       July 1, 2002 to      April 1, 2002 to       January 1, 2002 to
                                        December 31, 2002     September 30, 2002      June 30, 2002           March 31, 2002

Net realized and unrealized trading
 gains net (loss) of brokerage
 commissions and clearing fees
 including interest income                    $ (7,635,058)            $ 16,774,135       $ 20,783,204         $ (6,206,386)

Net Income (loss)                             $ (8,072,186)            $ 13,094,964       $ 19,584,195         $ (6,550,870)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                       $ (140.60)                $ 223.79           $ 327.60            $ (109.37)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the General Partner of the Partnership.

In connection with the audit of the fiscal year ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the year.

The audit report of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A. Controls and Procedures

Based  on  their  evaluation  of  the  Partnership's   disclosure  controls  and
procedures as of year end the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by John W. Henry & Company, Inc.

     The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.  Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $6,542,801 were earned for the year ended December 31, 2003. Management fees and incentive fees of $2,236,251 and $972,709, respectively were earned by the Advisor for the year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. As of March 1, 2004, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 748.1146 Units (0.96%) of Limited Partnership Interest as of December 31, 2003.

          Principals who own Redeemable Units of the Partnership:

          Steven J. Keltz                     4.4609 Redeemable Units

     (c)  Changes in control. None.

Item 13. Certain Relationship and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."

Item 14. Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

     2002     $51,598
     2003     $34,422

(2)  Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

     2002     $4,809
     2003     $4,809

(4)  All Other Fees. None.

(5)  Not Applicable.

(6)  Not Applicable.



                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) Financial Statements:

          Statements of Financial Condition at December 31, 2003 and 2002.

          Condedsed Schedules of Investments at December 31, 2003 and 2002.

          Statements of Income and Expenses for the years ended December 31, 2003, 2002 and 2001.

          Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001.

          Notes to the Financial Statements

          Selected Unaudited Quarterly Financial Data.

     (2) Financial Statement Schedules: Financial Data Schedule for the period ended December 31, 2003.

     (3) Exhibits:

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

     10.1 Customer  Agreement between the Partnership and Smith Barney (filed as
          Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

     10.2 Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

     10.3 Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

     10.4 Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc. (filed as Exhibit 10.4 to the
          Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

     10.5 Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 1999
             (previously filed).

     10.6 Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2000 (previously filed).

     10.7 Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2001 (previously filed).

     10.8 Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2002 (previously filed).

     10.9 Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2003 (filed herein).

     16.1 Letter from PricewaterhouseCoopers LLP (filed herein).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

     Exhibit - 31.1 - Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

     Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

     Exhibit 32.1 - Section 1350 Certification (Certification of President and Director)

     Exhibit 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b)  Reports on 8-K: (b) None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To
Section 12 Of the Act.









Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 15th day of March 2004.


SMITH BARNEY WESTPORT FUTURES FUND L.P.


By:      Citigroup Managed Futures LLC
         (General Partner)


By   s/  David J. Vogel
         David J. Vogel, President & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                   /s/ Shelley Ullman
David J. Vogel                                           Shelley Ullman
President and Director                                   Director



/s/ Maureen O'Tools                                  /s/ Steve J. Keltz
Maureen O'Toole                                          Steve J. Keltz
Director                                                 Secretary and Director


/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director

                                  Exhibit 31.1

                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this Annual Report on Form 10-K of Smith Barney Westport Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 15, 2004                               /s/  David J. Vogel
                                                      ---------------------
                                                          David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                        President and Director

                                  Exhibit 31.2

                                  CERTIFICATION

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K of Smith Barney Westport Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 15, 2004                               /s/ Daniel R. McAuliffe, Jr.
                                                       -----------------------
                                                       Daniel R. McAuliffe, Jr.
                                                   Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



 /s/  David J. Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

March 15, 2004
--------------------------
Date

                                                                   Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

March 15, 2004
--------------------------
Date

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396



June 11, 2002



John W. Henry & Company, Inc.
301 Yamato Road, Suite 2200
Boca Raton, Fl. 33431-4931

Attn: Mr. Ken Webster

         Re:      Management Agreement Renewals

Dear Mr. Webster:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Shearson Mid-West Futures Fund
o        Shearson Lehman Select Advisors Futures Fund L.P.
o        JWH Strategic Allocation Master FD LLC
o        Smith Barney Mid-West Futures Fund L.P. II
o        Smith Barney Westport Futures Fund L.P.
o        Hutton Investors Futures Fund, L.P. II  (HIFF II)
o        AURORA 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC



By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

JOHN W. HENRY & COMPANY, INC.

By:      /s/ Ken Webster
        -------------------------
Print Name:  Ken Webster