Form 10-Q
period 2004-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2004-05-10
CIK 1037189

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004

Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

                  New York                              13-393993
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)

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

                                                                    Page
                                                                   Number


PART I - Financial Information:

  Item 1.  Financial Statements:

           Statements of Financial Condition at
           March 31, 2004 and December 31, 2003
           (unaudited).                                                 3

           Condensed Schedules of Investments at
           March 31, 2004 and December 31, 2003
           (unaudited).                                               4 - 5

           Statements of Income and Expenses and Partners'
           Capital for the three months ended March 31, 2004
           and 2003
           (unaudited).                                                6

           Statements of Cash Flows for the three
           months ended March 31, 2004 and 2003
           (unaudited).                                                7

           Notes to Financial Statements
           (unaudited).                                              8 - 12

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                              13 - 15

  Item 3.  Quantitative and Qualitative
           Disclosures about Market Risk.                           16 - 17

  Item 4.  Controls and Procedures.                                    18

PART II - Other Information                                            19

                                     PART I

                          Item 1. Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)


                                                             March 31,         December 31,
                                                               2004                2003
                                                           -------------      --------------
  Assets:

  Equity in commodity futures trading account:
  Cash (restricted $27,964,231 and $25,326,406 in 2004
     and 2003, respectively)                               $ 131,797,201       $ 105,240,741
  Net unrealized appreciation on open futures positions       10,809,737           1,219,527
  Unrealized appreciation on open forward contracts            7,894,310          10,688,078
                                                           --------------     --------------

                                                             150,501,248         117,148,346
  Interest receivable                                             88,240              57,427
                                                           --------------     --------------
                                                           $ 150,589,488       $ 117,205,773
                                                           ==============     ==============


  Liabilities and Partners' Capital:

  Liabilities:
  Unrealized depreciation on open forward contracts        $  17,550,218        $  1,402,374
  Accrued expenses:
     Commissions                                                 619,759             540,945
     Management fees                                             220,539             191,995
     Other                                                        96,176              65,577
  Redemptions payable                                            562,599           1,234,782
                                                           --------------     --------------
                                                              19,049,291           3,435,673
                                                           --------------     --------------
  Partners' capital:
  General Partner, 748.1146 Unit equivalents
     outstanding in 2004 and 2003                              1,155,792           1,091,641
  Limited Partners, 84,394.3481 and 77,219.8438
     Redeemable Units of Limited Partnership Interest
     outstanding in 2004 and 2003, respectively              130,384,405         112,678,459
                                                           --------------     --------------
                                                             131,540,197         113,770,100
                                                           --------------     --------------
                                                           $ 150,589,488       $ 117,205,773
                                                           ==============     ==============

                                       3
See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

Sector                            Number of Contracts   Contract                             Fair Value
--------------------------------  --------------------  --------------------------------------------------
Currencies
                                                        Unrealized appreciation on forward    $7,440,610
                                                        contracts 5.66%
                                                        Unrealized depreciation on forward
                                                        contracts (12.88)%
                                     (20,991,275,645)     JPY/USD (9.91)%, June 16, 2004     (13,033,804)
                                                          Other (2.97)%                       (3,913,308)
                                                                                             ------------
  Total Currencies  (7.22)%                                                                   (9,506,502)
                                                                                              -----------

Total Energy 0.98 %                                     Futures contracts purchased  0.98%     1,290,620
                                                                                             -------------

Total Grains 2.18%                                      Futures contracts purchased  2.18%     2,861,819
                                                                                             -------------
Total Interest Rates U.S. 2.00%
                                                        Futures contracts purchased  2.00%     2,628,585
                                                                                             -------------

Total Interest Rates Non-U.S. 1.45%                     Futures contracts purchased  1.45%     1,906,732
                                                                                             -------------

Total Livestock  0.05%                                  Futures contracts purchased  0.05%        72,750
                                                                                             -------------
Metals
                                                        Futures contracts purchased 1.34%      1,767,650

                                                        Unrealized appreciation on forward
                                                        contracts 0.34%                          453,700
                                                        Unrealized depreciation on forward
                                                        contracts (0.46)%                       (603,106)
                                                                                             -------------
                                                         Total forward contracts (0.12)%        (149,406)
                                                                                             -------------
  Total Metals  1.22%                                                                          1,618,244
                                                                                             -------------
Softs
                                                        Futures contracts purchased  (0.01)%     (14,284)
                                                        Futures contracts sold  0.27%            349,934
                                                                                             -------------
  Total Softs 0.26%                                                                              335,650
                                                                                             -------------

Indices
                                                        Futures contracts purchased  0.38%       498,227
                                                        Futures contracts sold  (0.42)%         (552,296)
                                                                                             -------------
  Total Indices (0.04)%                                                                          (54,069)
                                                                                             -------------
Total Fair Value  0.88%                                                                     $  1,153,829
                                                                                             =============

                                                                                             % of Investments at Fair
Country Composition                                   Investments at Fair Value                       Value
--------------------------------                      ---------------------------          -----------------------------
Australia                                              $            (18,137)                             (1.57)%
Canada                                                               12,503                               1.08
Germany                                                           2,392,392                             207.34
Japan                                                               (78,343)                             (6.79)
United Kingdom                                                     (206,769)                            (17.92)
United States                                                      (947,817)                            (82.14)
                                                      ---------------------------          -----------------------------
                                                       $          1,153,829                             100.00%
                                                      ===========================          =============================

Percentages are based on Partners' capital unless otherwise indicated. See Accompanying Notes to Unaudited Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                   Contract                                                    Fair Value
----------------------                   ---------                                                  ------------
Currencies

                                         Unrealized appreciation on forward contracts 7.75%         $8,820,213
                                         Unrealized depreciation on forward contracts (1.23)%       (1,402,374)
                                                                                                     ----------
  Total Currencies 6.52%                                                                             7,417,839
                                                                                                     ---------

Total Energy 0.94%                       Futures contracts purchased 0.94%                           1,069,047
                                                                                                     ---------

Total Grains 0.22%                       Futures contracts purchased 0.22%                             252,153
                                                                                                     ---------

Total Interest Rates U.S. 0.02%          Futures contracts purchased 0.02%                              17,790
                                                                                                     ---------

Interest Rates Non-U.S.
                                         Futures contracts purchased (0.00)% *                          (1,411)
                                         Futures contracts sold (0.08)%                                (96,253)
                                                                                                     ---------
  Total Interest Rates Non-U.S. (0.08)%                                                                (97,664)
                                                                                                     ---------
Livestock
                                         Futures contracts purchased (0.47)%                          (533,600)
                                         Futures contracts sold 0.02%                                   22,200
                                                                                                     ---------
  Total Livestock (0.45)%                                                                             (511,400)
                                                                                                     ---------
Metals
                                         Futures contracts purchased 1.42%                           1,616,858
                                         Unrealized appreciation on forward contracts 1.64%          1,867,865
                                                                                                     ---------
  Total Metals 3.06%                                                                                 3,484,723
                                                                                                     ---------
Softs
                                         Futures contracts purchased (0.60)%                          (677,813)
                                         Futures contracts sold (0.15)%                               (166,390)
                                                                                                     ---------
  Total Softs (0.75)%                                                                                 (844,203)
                                                                                                     ---------
Indices
                                         Futures contracts sold 0.61%                                  696,650
                                         Futures contracts purchased (0.86)%                          (979,704)
                                                                                                     ---------
  Total Indices (0.25)%                                                                               (283,054)
                                                                                                     ---------

Total Fair Value 9.23%                                                                             $10,505,231
                                                                                                   ===========

                                                  Investments             % of Investments
Country Composition                              at Fair Value             at Fair Value
--------------------                             --------------            ---------------
Australia                                         $     (85,578)                 (0.81)%
Canada                                                   72,199                   0.69
Germany                                                 369,577                   3.52
Japan                                                (1,072,484)                (10.21)
United Kingdom                                        1,874,382                  17.84
United States                                         9,347,135                  88.97
                                                    ------------                ------
                                                    $10,505,231                 100.00%
                                                     ==========                 ======

Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
 See Accompanying Notes to Unaudited Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           March 31,
                                                                 --------------------------------
                                                                   2004                 2003
                                                                 --------------------------------
Income:
 Net gains (losses) on trading of commodity interests:
  Realized gains on closed positions and foreign currencies     $ 17,972,656        $  28,216,853
  Change in unrealized losses on open positions                   (9,351,402)         (12,987,567)
                                                                 -----------           ----------
                                                                   8,621,254           15,229,286
  Interest income                                                    215,138              228,073
                                                                 -----------           ----------
                                                                   8,836,392           15,457,359
                                                                 -----------           ----------
Expenses:
  Brokerage commissions including clearing fees
      of $34,908 and $31,742, respectively                         1,836,897            1,547,344
  Management fees                                                    636,972              545,324
  Incentive fees                                                       9,918              959,471
  Other expenses                                                      34,859               32,454
                                                                 -----------           ----------
                                                                   2,518,646            3,084,593
                                                                 -----------           ----------
  Net income                                                       6,317,746           12,372,766
  Additions                                                       14,214,000           12,258,000
  Redemptions                                                     (2,761,649)          (2,021,918)
                                                                 -----------           ----------
  Net increase in Partners' capital                               17,770,097           22,608,848
Partners' capital, beginning of period                           113,770,100           84,642,954
                                                                 -----------           ----------

Partners' capital, end of period                                $131,540,197        $ 107,251,802
                                                                 ===========          ===========
Net asset value per Redeemable Unit
  (85,142.4627 and 67,134.9044 Redeemable Units
  outstanding at March 31, 2004 and 2003, respectively)          $  1,544.94         $   1,597.56
                                                                 ===========         ============
Net income per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                   $     85.75         $     199.44
                                                                 ===========        =============

See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                           2004            2003
                                                                     ------------------------------

Cash flows from operating activities:
   Net Income                                                         $  6,317,746   $   12,372,766
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Changes in operating assets and liabilities:
       Net unrealized appreciation (depreciation) on open futures
         positions                                                      (9,590,210)       5,220,193
       Unrealized appreciation on open forward contracts                 2,793,768        4,078,143
       Increase in interest receivable                                     (30,813)         (20,650)

       Unrealized depreciation on open forward contracts                16,147,844        3,689,231
       Accrued expenses:
         Increase in commissions                                            78,814          111,424
         Increase in management fees                                        28,544           39,516
         Increase in incentive fees                                              -          934,871
         Increase in other                                                  30,599           32,454
       Increase (decrease) in redemptions payable                         (672,183)         126,225
                                                                      ------------      -----------
              Net cash provided by operating activities                 15,104,109       26,584,173
                                                                      ------------      -----------

Cash flows from financing activities:
   Proceeds from additions                                              14,214,000       12,258,000
   Payments for redemptions                                             (2,761,649)      (2,021,918)
                                                                      ------------      -----------

              Net cash provided by financing activities                 11,452,351       10,236,082
                                                                      ------------      -----------

              Net change in cash                                        26,556,460       36,820,255
              Cash, at beginning of period                             105,240,741       77,132,693
                                                                      ------------     ------------
              Cash, at end of period                                 $ 131,797,201    $ 113,952,948
                                                                      ============     ============

See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2004, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


2. Financial Highlights:


     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:


                                                    Three-Months Ended
                                                        March 31,
                                                  ----------------------
                                                     2004         2003
                                                  ----------------------
Net realized and unrealized gains *                 $92.21      $221.07
Interest income                                       2.63         3.48
Expenses **                                          (9.09)      (25.11)
                                                   ---------    ---------
 Increase for the period                             85.75       199.44
Net Asset Value per Redeemable Unit,
beginning of period                               1,459.19     1,398.12
                                                  ---------    ---------
Net Asset Value per Redeemable Unit, end of
period                                           $1,544.94    $1,597.56
                                                 =========    =========


 * Includes brokerage commissions.
** Excludes brokerage commissions.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

Financial Highlights (Continued)

                                           Three-Months Ended
                                               March 31,
                                          --------------------
                                            2004        2003
                                         --------------------

Ratios to average net assets: ***
    Net investment loss before
      incentive fees ****                 (7.5)%        (7.6)%
                                           ===          ====

    Operating expenses                     8.2%          8.5%
    Incentive fees                         0.0%*****     3.9%
                                           ---          ----
    Total expenses                         8.2%         12.4%
                                           ===          ====

Total return:
    Total return before incentive fees     5.9%         15.3%
    Incentive fees                         0.0%*****    (1.0)%
                                           ---          ----
    Total return after incentive fees      5.9%         14.3%
                                           ===          ====


***   Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees) ***** Due to rounding

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $12,565,949 and $6,373,728, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003, were $1,153,829 and $10,505,231, respectively.
Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2004.

     The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 15.6% from $113,770,100 to $131,540,197. This increase was attributable to net income from operations of $6,317,746, coupled with the additional sales of 8,929.5972 Redeemable Units of Limited Partnership Interest totaling $14,214,000 which was partially offset by the redemption of 1,755.0929 Redeemable Units of Limited Partnership Interest totaling $2,761,649. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's first quarter of 2004, the Net Asset Value per Redeemable Unit increased 5.9% from $1,459.19 to $1,544.94 as compared to an increase of 14.3% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $8,621,254. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $15,229,286. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, softs and indices and were partially offset by losses in grains, livestock and metals.

     The Partnership had a positive first quarter as many of the financial and commodity trends that had carried performance in 2003 continued into the first quarter providing profits for the Fund's advisor. The major contributors to performance were rising commodity prices, particularly for grains, energy and base metals and lower interest rates both in the U.S. and internationally. Currency trading which had been a strong provider of profits reversed late in the quarter and offset profits from earlier in the period.

     The commodity markets, particularly grains and related contracts, produced most of the Fund's profits for the quarter. The demand for foodstocks from developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum, also produced profitable trading. Silver and gold also were profitable for the quarter. Energy trading was also highly profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the Advisor.

     Additional profits were earned for positions in U.S. and international interest rate contracts throughout most of the quarter. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Fund's advisor through mid-February. Mid-month, a sharp reversal began in the U.S. dollar that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Overall for the quarter, currency trading resulted in losses. Trading in stock market indices was slightly profitable as the U.S. and global stock markets were mostly directionless for the first quarter.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2004 decreased by $12,935 as compared to the corresponding period in 2003. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2004 as compared to 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2004 increased by $289,553 as compared to the corresponding period in 2003. The increase in brokerage commissions and fees is due to higher average net assets during the three months ended March 31, 2004 as compared to 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2004 increased by $91,648 as compared to the corresponding period in 2003. The increase in management fees is due to higher average net assets during the three months ended March 31, 2004 as compared to 2003.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2004, resulted in incentive fees of $9,918. Trading performance for the three months ended March 31, 2003, resulted in incentive fees of $959,471.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2004 and the highest, lowest and average value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $131,540,197. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.


                                 March 31, 2004
                                   (Unaudited)

                                                                           Year to Date
                                                          --------------------------------------------------
                                            % of Total           High              Low            Average
Market Sector            Value at Risk    Capitalization     Value at Risk    Value at Risk    Value at Risk
--------------           ------------     --------------   -------------------------------------------------
Currencies                $ 5,261,047            4.00%         $8,335,355      $4,590,307        $6,381,386
- OTC Contracts
Energy                      4,440,120            3.38%          4,532,750       3,269,000         4,297,907
Grains                        835,150            0.63%            836,000         478,725           735,950
Interest Rates U.S.         2,000,950            1.52%          2,077,400       1,247,000         2,034,183
Interest Rates Non-U.S.     4,876,496            3.71%          6,813,999       3,338,031         5,968,852
Livestock                     114,600            0.09%            178,000          36,000           128,427
Metals:
-  Exchange Traded
Contracts                   1,332,000            1.01%          1,342,000         337,500         1,144,833
-  OTC Contracts              969,600            0.74%          1,064,200         750,535           941,717
Softs                       1,001,753            0.76%          1,072,563         423,988           871,757
Indices                     3,884,298            2.95%          3,889,393       2,482,410         3,382,772
                            ---------            -----
Total                     $24,716,014           18.79%
                          ===========           ======

Item 4.   Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1.   Legal  Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Regulatory Matters.

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP.

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Mutual Funds.

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the SEC and a United States Attorney into the arrangements under which CGMH became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGMH is cooperating fully with all such reviews.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          For the three months ended March 31, 2004, there were additional sales of 8,929.5972 Redeemable Units totaling $14,214,000. For the three months ended March 31, 2003, there were additional sales of 7,823.2723 Redeemable Units totaling $12,258,000. Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

          The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,     511.5583                $1,481.48               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February     879.3786                $1,638.87               N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004     364.1560                $1,544.94               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                            1,755.0929                $1,555.11               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

          (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

               Exhibit   -  31.1  -  Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of President and Director)

               Exhibit   -  31.2  -  Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of Chief Financial Officer and Director)

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

          (b) Reports on Form 8-K - None
                                     21

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




SMITH BARNEY WESTPORT FUTURES FUND L.P.



By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
         ---------------
         David J. Vogel, President and Director


Date:        5/10/04
          -------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  Citigroup Managed Futures LLC
           (General Partner)


By:  /s/ David J. Vogel
         --------------
         David J. Vogel
         President and Director


Date:       5/10/04
          -----------


By:  /s/ Daniel R. McAuliffe, Jr.
         ------------------
         Daniel R. McAuliffe
         Chief Financial Officer and Director

Date:       5/10/04
          -----------

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004

                                               /s/ David J. Vogel
                                                   ---------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004

                                       /s/ Daniel R. McAuliffe, Jr.
                                           -----------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.


/s/ David J. Vogel
    --------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

May 10, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.



/s/ Daniel R. McAuliffe, Jr.
    ----------------------------
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director

May 10, 2004