Form 10-Q
period 2004-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2004-08-06
CIK 1037189

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004
Commission File Number 0-24111

                     SMITH BARNEY WESTPORT FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                                       13-393993
--------------------------------------------------------------------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

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

                                                                      Page
                                                                      Number


PART I - Financial Information:

          Item 1. Financial Statements:

                  Statements of Financial Condition at
                  June 30, 2004 and December 31, 2003
                  (unaudited).                                          3

                  Condensed Schedules of Investments at
                  June 30, 2004 and December 31, 2003
                  (unaudited).                                        4 - 5

                  Statements of Income and Expenses and
                  Partners' Capital for the three and
                  six months ended June 30, 2004 and 2003
                  (unaudited).                                          6

                  Statements of Cash Flows for the three
                  and six months ended June 30, 2004
                  and 2003 (unaudited).                                 7

                  Notes to Financial Statements
                  (unaudited).                                        8 - 12

          Item 2. Management's  Discussion and Analysis of
                  Financial  Condition and Results of
                  Operations.                                        13 - 16

          Item 3. Quantitative and Qualitative
                  Disclosures about Market Risk.                     17 - 18

          Item 4. Controls and Procedures.                              19

PART II - Other Information                                             20

                                     PART I

                          Item 1. Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                    June 30,     December 31,
                                                                      2004         2003
                                                                -----------------------------
ASSETS:
Equity in commodity futures trading account:
    Cash (restricted $22,613,737 and $25,326,406 in 2004 and
    2003, respectively)                                          $110,330,200   $105,240,741
    Net unrealized appreciation
    on open futures positions                                            --        1,219,527
  Unrealized appreciation on open forward contracts                 2,082,313     10,688,078
                                                                 ------------   ------------
                                                                  112,412,513    117,148,346

Interest receivable                                                    82,165         57,427
                                                                 ------------   ------------
                                                                 $112,494,678   $117,205,773
                                                                 ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

Net unrealized depreciation on open futures positions            $  3,848,766     $        -
Unrealized depreciation on open forward contracts                   7,374,294      1,402,374
 Accrued expenses:
  Commissions                                                         456,552        540,945
  Management fees                                                     167,837        191,995
  Other                                                               112,629         65,577
Redemptions payable                                                   781,474      1,234,782
                                                                 ------------   ------------
                                                                   12,741,552      3,435,673
                                                                 ------------   ------------
Partners' Capital:

General Partner, 863.6731 and 748.1146 Unit equivalents
  outstanding in 2004 and 2003, respectively                          987,516      1,091,641
Limited Partners, 86,379.2620 and 77,219.8438
  Redeemable Units of Limited Partnership Interest outstanding
   in 2004 and 2003, respectively                                  98,765,610    112,678,459
                                                                 ------------   ------------
                                                                   99,753,126    113,770,100
                                                                 ------------   ------------
                                                                 $112,494,678   $117,205,773
                                                                 ============   ============


See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                   Contract                                                     Fair Value
--------------------------------------   --------------------------------------------------    -------------------
Currencies
                                         Unrealized appreciation on forward contracts 1.20%     $       1,203,366
                                         Unrealized depreciation on forward contracts (5.64)%          (5,629,368)
                                                                                               -------------------
  Total Currencies  (4.44)%                                                                            (4,426,002)
                                                                                               -------------------

Total Energy (1.77) %                    Futures contracts purchased  (1.77)%                          (1,769,876)
                                                                                               -------------------

Total Grains 0.50%                       Futures contracts sold  0.50%                                    501,297
                                                                                               -------------------

Total Interest Rates U.S.  (0.54)%       Futures contracts sold  (0.54)%                                 (541,264)
                                                                                               -------------------
Interest Rates Non-U.S.
                                         Futures contracts purchased  (0.14)%                            (141,530)
                                         Futures contracts sold  (1.98)%                               (1,972,941)
                                                                                               -------------------
  Total Interest Rates Non-U.S.                                                                        (2,114,471)
                                                                                               -------------------
Total Livestock  (0.11)%                 Futures contracts purchased  (0.11)%                            (114,560)
                                                                                               -------------------
Metals
                                         Futures contracts purchased (0.02)%                              (16,650)

                                         Unrealized appreciation on forward contracts 0.88%               878,947
                                         Unrealized depreciation on forward contracts (1.75)%          (1,744,926)
                                                                                               -------------------
                                          Total forward contracts (0.87)%                                (865,979)
                                                                                               -------------------
  Total Metals  (0.89)%                                                                                  (882,629)
                                                                                               -------------------
Softs
                                         Futures contracts purchased  (0.29)%                            (291,762)
                                         Futures contracts sold  0.54%                                    537,908
                                                                                               -------------------
  Total Softs 0.25%                                                                                       246,146
                                                                                               -------------------
Indices
                                         Futures contracts purchased  0.15%                               149,334
                                         Futures contracts sold  (0.19)%                                 (188,722)
                                                                                               -------------------
  Total Indices (0.04)%                                                                                   (39,388)
                                                                                               -------------------

Total Fair Value  (9.16)%                                                                      $       (9,140,747)
                                                                                               ====================

                                                             Investments                       % of Investments at
 Country Composition                                       at Fair Value                               Fair Value
--------------------------------------   --------------------------------------------------    ------------------------
Australia                                                    $       (104,186)                             (1.14)%
Canada                                                                (43,450)                             (0.48)
Germany                                                              (438,118)                             (4.79)
Japan                                                              (1,379,296)                            (15.09)
United Kingdom                                                     (1,340,930)                            (14.67)
United States                                                      (5,834,767)                            (63.83)
                                         --------------------------------------------------    ------------------------
                                                             $     (9,140,747)                           (100.00)%
                                         ==================================================    ========================

Percentages are based on Partners' capital unless otherwise indicated. See Accompanying Notes to Unaudited Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

 Sector                                     Contract                                                   Fair Value
--------------------------------------      --------------------------------------------------       -------------
Currencies

                                            Unrealized appreciation on forward contracts 7.75%         $8,820,213
                                            Unrealized depreciation on forward contracts (1.23)%       (1,402,374)
                                                                                                        ----------
  Total Currencies 6.52%                                                                                7,417,839
                                                                                                        ---------

Total Energy 0.94%                          Futures contracts purchased 0.94%                           1,069,047
                                                                                                        ---------

Total Grains 0.22%                          Futures contracts purchased 0.22%                             252,153
                                                                                                        ---------

Total Interest Rates U.S. 0.02%             Futures contracts purchased 0.02%                              17,790
                                                                                                        ---------

Interest Rates Non-U.S.
                                            Futures contracts purchased (0.00)% *                          (1,411)
                                            Futures contracts sold (0.08)%                                (96,253)
                                                                                                        ---------
  Total Interest Rates Non-U.S. (0.08)%                                                                   (97,664)
                                                                                                        ---------
Livestock
                                            Futures contracts purchased (0.47)%                          (533,600)
                                            Futures contracts sold 0.02%                                   22,200
                                                                                                        ---------
  Total Livestock (0.45)%                                                                                (511,400)
                                                                                                        ---------
Metals
                                            Futures contracts purchased 1.42%                           1,616,858
                                            Unrealized appreciation on forward contracts 1.64%          1,867,865
                                                                                                        ---------
  Total Metals 3.06%                                                                                    3,484,723
                                                                                                        ---------
Softs
                                            Futures contracts purchased (0.60)%                          (677,813)
                                            Futures contracts sold (0.15)%                               (166,390)
                                                                                                        ---------
  Total Softs (0.75)%                                                                                    (844,203)
                                                                                                        ---------
Indices
                                            Futures contracts sold 0.61%                                  696,650
                                            Futures contracts purchased (0.86)%                          (979,704)
                                                                                                        ---------
  Total Indices (0.25)%                                                                                  (283,054)
                                                                                                        ---------

Total Fair Value 9.23%                                                                                $10,505,231
                                                                                                      ===========

                                                    Investments             % of Investments
CoCCountry Composition                             at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                         $     (85,578)                 (0.81)%
Canada                                                   72,199                   0.69
Germany                                                 369,577                   3.52
Japan                                                (1,072,484)                (10.21)
United Kingdom                                        1,874,382                  17.84
United States                                         9,347,135                  88.97
                                              -------------------------- ------------------------
                                                    $10,505,231                 100.00%
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

                     Smith Barney Westport Futures Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)


                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                               ---------------------------------       ----------------------------
                                                       2004               2003             2004           2003
                                               ---------------------------------       ----------------------------
Income:
  Net gains (losses) on trading of
  commodity interests:
  Realized gains (losses) on closed positions  $   (22,700,074)$       4,008,199    $  (4,727,418)  $   32,225,052
  Change in unrealized losses on open
    positions                                      (10,294,576)       (5,156,593)     (19,645,978)     (18,144,160)
                                               ----------------      -----------      ------------     ------------
                                                   (32,994,650)       (1,148,394)     (24,373,396)      14,080,892
  Interest income                                      243,684           257,415          458,822          485,488
                                               ----------------      -----------       -----------     -----------
                                                   (32,750,966)         (890,979)     (23,914,574)      14,566,380
                                               -----------------     -----------      ------------     -----------
Expenses:
  Brokerage commissions including
    clearing fees of $43,856, $45,949,
    $78,764 and $77,691, respectively                1,630,780         1,734,125       3,467,677         3,281,469
  Management fees                                      556,334           594,584       1,193,306         1,139,908
  Incentive fees                                            -             13,238           9,918           972,709
  Other expenses                                        33,814            32,499          68,673            64,953
                                                ---------------     ------------      ----------        ----------
                                                     2,220,928         2,374,446       4,739,574         5,459,039
                                                ------------------------------------------------        ----------

  Net income (loss)                                (34,971,894)       (3,265,425)    (28,654,148)        9,107,341
   Additions-Limited Partners                        5,983,000        10,511,000      20,197,000        22,769,000
   Additions-General Partner                           160,000                -          160,000                 -
   Redemptions-Limited Partners                     (2,958,177)       (2,565,168)     (5,719,826)       (4,587,086)
                                               ----------------       ----------    ------------        ----------
  Net increase (decrease) in Partners' capital     (31,787,071)        4,680,407     (14,016,974)       27,289,255

Partners' capital, beginning of period             131,540,197       107,251,802     113,770,100        84,642,954
                                             -----------------       -----------    ------------      ------------
Partners' capital, end of period              $     99,753,126      $111,932,209  $   99,753,126    $  111,932,209
                                             =================       ===========    ============      ============

Net asset value per Redeemable Unit
  (87,242.9351 and 72,030.0116 Redeemable
  units outstanding at June 30, 2004 and 2003,
  respectively)                                   $   1,143.39       $  1,553.97      $1,143.39         $1,553.97
                                                   ===========       ===========    ===========       ===========

Net income (loss) per Redeemable Unit
  of Limited Partnership Interest and General
  Partner Unit equivalent                         $   (401.55)        $   (43.59)   $  (315.80)         $  155.85
                                                   ===========       ===========    ===========       ===========

See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                      Three months ended                  Six months ended
                                                                           June 30,                           June 30,
                                                            -------------------------------------   ---------------------------
                                                                     2004             2003              2004            2003
                                                            -------------------------------------   ---------------------------
Cash flows from operating activities:
  Net Income (loss)                                            $ (34,971,894)   $  (3,265,425)   $ (28,654,148)   $   9,107,341
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Changes in operating assets and liabilities:
      Net unrealized appreciation on open futures positions       14,658,503        2,982,714        5,068,293        8,202,907
      Unrealized appreciation on open forward contracts            5,811,997          153,387        8,605,765        4,231,530
      Increase (decrease) in interest receivable                       6,075            5,159          (24,738)         (15,491)

      Unrealized depreciation on open forward contracts          (10,175,924)       2,020,492        5,971,920        5,709,723
    Accrued expenses:
      Increase (decrease) in commissions                            (163,207)             593          (84,393)         112,017
      Increase (decrease) in management fees                         (52,702)           5,822          (24,158)          45,338
      Increase (decrease) in incentive fees                             --           (934,871)            --               --
      Increase (decrease) in other                                    16,453           32,499           47,052           64,953
      Increase (decrease) in redemptions payable                     218,875           11,625          137,850         (453,308)
                                                               -------------    -------------     -------------    -------------
          Net cash provided by (used in) operating activities    (24,651,824)       1,011,995       (9,547,715)      27,596,168
                                                               -------------    -------------     -------------    -------------

Cash flows from financing activities:
  Proceeds from additions Limited Partners                         5,983,000       10,511,000       20,197,000       22,769,000
  Proceeds from additions General Partner                            160,000             --            160,000             --
  Payments for redemptions Limited Partners                       (2,958,177)      (2,565,168)      (5,719,826)      (4,587,086)
                                                               -------------    -------------    -------------    -------------
          Net cash provided by (used in) financing activities      3,184,823        7,945,832       14,637,174       18,181,914
                                                               -------------    -------------    -------------    -------------

          Net change in cash                                     (21,467,001)       8,957,827        5,089,459       45,778,082
          Cash, at beginning of period                           131,797,201      113,952,948      105,240,741       77,132,693
                                                               -------------    -------------    -------------    -------------
          Cash, at end of period                             $   110,330,200    $ 122,910,775    $ 110,330,200    $ 122,910,775
                                                               =============    =============    =============    =============

See Accompanying Notes to Unaudited Financial Statements

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2004, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:


     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:



                                         Three Months Ended        Six Months Ended
                                                June 30,               June 30,
                                      -----------------------   ---------------------
                                            2004        2003        2004       2003
                                      -----------   ---------   ----------   --------
Net realized and unrealized gains*   $   (397.57) $   (37.95)$    (305.36) $  183.12
Interest income                             2.80        3.57         5.43       7.05
Expenses **                                (6.78)      (9.21)      (15.87)    (34.32)
                                      -----------   ----------  ---------  ---------
Increase (decrease) for the period       (401.55)     (43.59)     (315.80)    155.85
Net Asset Value per Redeemable
 Unit, beginning of period              1,544.94    1,597.56     1,459.19   1,398.12
                                     -----------   ---------     --------  ---------
Net Asset Value per Redeemable
 Unit, end of period                  $ 1,143.39 $  1,553.97  $  1,143.39 $ 1,553.97
                                     ==========   ==========   ========== ===========




 * Includes brokerage commissions.
**  Excludes brokerage commissions.

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                                      Three Months Ended  Six Months Ended
                                           June 30,           June 30,
                                      ----------------    ----------------
                                       2004      2003     2004        2003
                                      -----      ----     ----       -----
Ratio to average net assets: ***
Net investment loss before
 incentive fees ****                  (6.9)%    (7.4)%   (7.3)%     (7.5)%
                                      =====      ===     =====       ====


Operating expenses                     7.7%      8.3%     8.1%       8.4%
Incentive fees                           -%      0.1%       -%*****  1.8%
                                     -----       ---    -----       ----
Total expenses                         7.7%      8.4%     8.1%      10.2%
                                     =====       ===    =====       ====


Total return:
Total return before incentive fees   (26.0)%    (2.7)%  (21.6)%     12.1%
Incentive fees                            -%        -%       -%     (1.0)%
                                       -----     ---      -----     ----
Total return after incentive fees    (26.0)%    (2.7)%  (21.6)%     11.1%
                                      =====      ===     =====      ====


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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $(96,167) and $6,373,728, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(9,140,747) and $10,505,231, respectively.
Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                     Smith Barney Westport Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2004.

     The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 12.3% from $113,770,100 to $99,753,126. This decrease was attributable to a net loss from operations of $28,654,148, coupled with the redemption of 4,058.8731 Redeemable Units of Limited Partnership Interest totaling $5,719,826, which was partially offset by additional sales of 13,218.2913 Redeemable Units of Limited Partnership Interest totaling $20,197,000 and additional sales of 115.5585 Units of General Partnership Interest totaling $160,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's second quarter of 2004, the Net Asset Value per Redeemable Unit decreased 26.0% from $1,544.94 to $1,143.39 as compared to a decrease of 2.7% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $32,994,650. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2003 of $1,148,394. Losses were primarily attributable to the trading of commodity futures in energy, non-U.S. interest rates, softs, grains, livestock and metals and were partially offset by gains in currencies, U.S. interest rates, and indices.

     During the Partnership's six months ended June 30, 2004, the Net Asset Value per Redeemable Unit decreased 21.6% from $1,459.19 to $1,143.39 as compared to an increase of 11.1% during the six months ended June 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $24,373,396. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, grains, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2003 of $14,080,892. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in grains, livestock, metals and softs.

     The lack of persistent trends resulted in a difficult environment for the Advisor, which began precisely as the second quarter got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In second quarter 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for Advisor and fostered a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership except in the energy sector, the softs and base metals markets. Positions in Japanese currency and interest rate markets, the Euro and gold were the primary contributors to the losses while trading in crude oil, cotton and copper provided some profits for the Partnership.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 decreased by $13,731 and $26,666, respectively, as compared to the corresponding periods in 2003. The decrease in interest income is primarily due to a decrease in net assets and interest rates during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended June 30, 2004 decreased by $103,345 as compared to the corresponding period in 2003. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended June 30, 2004 as compared to 2003. Commissions and fees for the six months ended June 30, 2004 increased by $186,208 as compared to the corresponding period in 2003. The increase in brokerage commissions and fees is due to higher average net assets during the six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended June 30, 2004 decreased by $38,250 as compared to the corresponding period in 2003. The decrease in management fees is due to lower average net assets during the three months ended June 30, 2004 as compared to 2003. Management fees for the six months ended June 30, 2004 increased by $53,398 as compared to the corresponding period in 2003. The increase in management fees is due to higher average net assets during the six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2004, resulted in incentive fees of $0 and $9,918, respectively. Trading performance for the three and six months ended June 30, 2003, resulted in incentive fees of $13,238 and $972,709, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average values during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $99,753,126. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.


                                  June 30, 2004
                                   (Unaudited)

                                                                            Three months ended June 30, 2004
                                                                --------------------------------------------------
                                                   % of Total             High           Low              Average
      Market Sector            Value at Risk     Capitalization      Value at Risk   Value at Risk     Value at Risk
-------------------------- ------------------ ---------------- ------------------ --------------- -----------------
Currencies                       $ 6,768,380            6.79%         $8,551,579      $4,536,479       $ 6,944,594
- OTC Contracts
Energy                             3,186,665            3.19%          5,070,990       3,186,665         4,330,232
Grains                               611,250            0.61%            870,250         202,935           650,917
Interest Rates U.S.                  701,900            0.70%          1,946,350         424,150         1,413,442
Interest Rates Non-U.S.            4,068,481            4.08%          5,800,029       2,830,173         4,261,093
Livestock                            132,800            0.13%            151,600         114,600           144,000
Metals:
-  Exchange Traded
Contracts                          1,106,500            1.11%          1,488,500         522,500         1,317,833
-  OTC Contracts                     865,765            0.87%          1,119,800         754,400           818,655
Softs                                878,225            0.88%          1,219,534         719,699           912,850
Indices                            1,981,017            1.99%          3,572,232       1,297,371         2,104,943
                                   ---------            -----
Total                            $20,300,983           20.35%
                                 ===========           ======


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities -

          For the three months ended June 30, 2004, there were additional sales of 4,288.6940 Redeemable Units totaling $5,983,000. For the three months ended June 30, 2003, there were additional sales of 6,484.1794 Redeemable Units totaling $10,511,000. Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts. The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 30, 2004    835.2664              $1,384.58               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - May 31, 2004        785.0430              $1,299.56               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004      683.4708              $1,143.39               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           2,303.7802              $1,275.84               N/A                    N/A
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
               President and Director).

          Exhibit - 32.2 - Section 1350  Certification  (Certification  of Chief
               Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




SMITH BARNEY WESTPORT FUTURES FUND L.P.



By:  Citigroup Managed Futures LLC
           (General Partner)


By:  /s/ David J. Vogel
         -----------
         David J. Vogel
         President and Director


Date:       8/ 6 /04
          -----------


By:  /s/ Daniel R. McAuliffe, Jr.
         -----------
         Daniel R. McAuliffe
         Chief Financial Officer and Director

Date:       8/ 6 /04
          -----------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 6, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 6, 2004

                                            /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
----------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 6, 2004

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Westport Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 6, 2004