Form 10-Q/A
period 2004-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2004-08-13
CIK 1037189

Smith Barney Westport Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                   Contract                                                  Fair Value
-----------                              ---------                                               -------------
Currencies
                                         Unrealized appreciation on forward contracts 1.20%     $  1,203,366
                                         Unrealized depreciation on forward contracts (5.64)%     (5,629,368)
                                                                                               --------------
  Total Currencies  (4.44)%                                                                       (4,426,002)
                                                                                               --------------

Total Energy (1.77) %                    Futures contracts purchased  (1.77)%                     (1,769,876)
                                                                                               --------------

Total Grains 0.50%                       Futures contracts sold  0.50%                               501,297
                                                                                               --------------

Total Interest Rates U.S. (0.54)%        Futures contracts sold  (0.54)%                            (541,264)
                                                                                               --------------
Interest Rates Non-U.S.
                                         Futures contracts purchased  (0.14)%                       (141,530)
                                         Futures contracts sold  (1.98)%                          (1,972,941)
                                                                                               --------------
  Total Interest Rates Non-U.S. (2.12)%                                                           (2,114,471)
                                                                                               --------------
Total Livestock  (0.11)%                 Futures contracts purchased  (0.11)%                       (114,560)
                                                                                               --------------
Metals
                                         Futures contracts purchased (0.02)%                         (16,650)

                                         Unrealized appreciation on forward contracts 0.88%          878,947
                                         Unrealized depreciation on forward contracts (1.75)%     (1,744,926)
                                                                                               --------------
                                          Total forward contracts (0.87)%                           (865,979)
                                                                                               --------------
  Total Metals  (0.89)%                                                                             (882,629)
                                                                                               --------------
Softs
                                         Futures contracts purchased  (0.29)%                       (291,762)
                                         Futures contracts sold  0.54%                               537,908
                                                                                               --------------
  Total Softs 0.25%                                                                                  246,146
                                                                                               --------------
Indices
                                         Futures contracts purchased  0.15%                          149,334
                                         Futures contracts sold  (0.19)%                            (188,722)
                                                                                               --------------
  Total Indices (0.04)%                                                                              (39,388)
                                                                                               --------------

Total Fair Value  (9.16)%                                                                      $  (9,140,747)
                                                                                               ===============

                                                                   Investments                       % of Investments at
 Country Composition                                              at Fair Value                           Fair Value
---------------------                                            ---------------                        -----------
Australia                                                        $   (104,186)                             (1.14)%
Canada                                                                (43,450)                             (0.48)
Germany                                                              (438,118)                             (4.79)
Japan                                                              (1,379,296)                            (15.09)
United Kingdom                                                     (1,340,930)                            (14.67)
United States                                                      (5,834,767)                            (63.83)
                                                                 -------------                           ---------
                                                                $  (9,140,747)                           (100.00)%
                                                                 =============                           ========

Percentages are based on Partners' capital unless otherwise indicated. See Accompanying Notes to Unaudited Financial Statements.

                     Smith Barney Westport Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                      Three months ended                  Six months ended
                                                                           June 30,                           June 30,
                                                            -------------------------------------   ---------------------------
                                                                     2004             2003              2004            2003
                                                            -------------------------------------   ---------------------------
Cash flows from operating activities:
  Net Income (loss)                                            $ (34,971,894)   $  (3,265,425)   $ (28,654,148)   $   9,107,341
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Changes in operating assets and liabilities:
      Net unrealized appreciation on open futures positions       14,658,503        2,982,714        5,068,293        8,202,907
      Unrealized appreciation on open forward contracts            5,811,997          153,387        8,605,765        4,231,530
      Increase (decrease) in interest receivable                       6,075            5,159          (24,738)         (15,491)

      Unrealized depreciation on open forward contracts          (10,175,924)       2,020,492        5,971,920        5,709,723
    Accrued expenses:
      Increase (decrease) in commissions                            (163,207)             593          (84,393)         112,017
      Increase (decrease) in management fees                         (52,702)           5,822          (24,158)          45,338
      Increase (decrease) in incentive fees                               --         (934,871)              --               --
      Increase (decrease) in other                                    16,453           32,499           47,052           64,953
      Increase (decrease) in redemptions payable                     218,875           11,625         (453,308)         137,850
                                                               -------------    -------------     -------------    -------------
          Net cash (used in) provided by operating activities    (24,651,824)       1,011,995       (9,547,715)      27,596,168
                                                               -------------    -------------     -------------    -------------

Cash flows from financing activities:
  Proceeds from additions Limited Partners                         5,983,000       10,511,000       20,197,000       22,769,000
  Proceeds from additions General Partner                            160,000               --          160,000               --
  Payments for redemptions Limited Partners                       (2,958,177)      (2,565,168)      (5,719,826)      (4,587,086)
                                                               -------------    -------------    -------------    -------------
          Net cash provided by financing activities                3,184,823        7,945,832       14,637,174       18,181,914
                                                               -------------    -------------    -------------    -------------

          Net change in cash                                     (21,467,001)       8,957,827        5,089,459       45,778,082
          Cash, at beginning of period                           131,797,201      113,952,948      105,240,741       77,132,693
                                                               -------------    -------------    -------------    -------------
          Cash, at end of period                               $ 110,330,200    $ 122,910,775    $ 110,330,200    $ 122,910,775
                                                               =============    =============    =============    =============

See Accompanying Notes to Unaudited Financial Statements