Form 10-Q
period 2004-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2004-11-09
CIK 1037189

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

Commission File Number 0-24111

SMITH BARNEY WESTPORT FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3939393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue – 7th Fl.
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

Yes X     No

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	15
PART II — Other Information		16

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS:
Equity in commodity futures trading account:
Cash (restricted $28,826,371 and $25,326,406 in 2004 and 2003, respectively)	$98,076,522	$105,240,741
Net unrealized appreciation on open futures positions	15,238,987	1,219,527
Unrealized appreciation on open forward contracts	5,258,444	10,688,078
	118,573,953	117,148,346
Interest receivable	109,779	57,427
	$118,683,732	$117,205,773
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$5,617,614	$1,402,374
Accrued expenses:
Commissions	509,724	540,945
Management fees	187,369	191,995
Other	134,898	65,577
Redemptions payable	439,818	1,234,782
	6,889,423	3,435,673
Partners' Capital:
General Partner, 863.6731 and 748.1146 Unit equivalents outstanding in 2004 and 2003, respectively	1,055,866	1,091,641
Limited Partners, 90,581.1811 and 77,219.8438 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	110,738,443	112,678,459
	111,794,309	113,770,100
	$118,683,732	$117,205,773

See Accompanying Notes to Unaudited Financial Statements

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 2.74%	$3,063,195
	Unrealized depreciation on forward contracts (2.92)%	(3,259,839)
Total Currencies (0.18)%		(196,644)
Total Energy 5.48%	Futures contracts purchased 5.48%	6,131,067
Total Grains 2.06%	Futures contracts sold 2.06%	2,297,610
Total Interest Rates U.S. 1.40%	Futures contracts purchased 1.40%	1,567,672
Total Interest Rates Non-U.S. 3.31%	Futures contracts purchased 3.31%	3,705,961
Livestock
	Futures contracts purchased 0.00%*	3,850
	Futures contracts sold (0.00)%*	(7,150)
Total Livestock (0.00)%*		(3,300)
Metals
	Futures contracts purchased 1.14%	1,275,380
	Futures contracts sold (0.04)%	(50,570)
	Total futures contracts 1.10%	1,224,810
	Unrealized appreciation on forward contracts 1.96%	2,195,249
	Unrealized depreciation on forward contracts (2.11)%	(2,357,775)
	Total forward contracts (0.15)%	(162,526)
Total Metals 0.95%		1,062,284
Softs
	Futures contracts purchased 0.18%	199,873
	Futures contracts sold (0.00)%*	(6,189)
Total Softs 0.18%		193,684
Indices
	Futures contracts purchased (0.14)%	(154,304)
	Futures contracts sold 0.25%	275,787
Total Indices 0.11%		121,483
Total Fair Value 13.31%		$14,879,817

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(63,612)	(0.43)%
Canada	11,855	0.08
Germany	489,747	3.29
Japan	2,729,656	18.35
United Kingdom	1,842,468	12.38
United States	9,869,703	66.33
	$14,879,817	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

*	Due to rounding.

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 7.75%	$8,820,213
	Unrealized depreciation on forward contracts (1.23)%	(1,402,374)
Total Currencies 6.52%		7,417,839
Total Energy 0.94%	Futures contracts purchased 0.94%	1,069,047
Total Grains 0.22%	Futures contracts purchased 0.22%	252,153
Total Interest Rates U.S. 0.02%	Futures contracts purchased 0.02%	17,790

Interest Rates Non-U.S.
	Futures contracts purchased (0.00)% *	(1,411)
	Futures contracts sold (0.08)%	(96,253)
Total Interest Rates Non-U.S. (0.08)%		(97,664)

Livestock
	Futures contracts purchased (0.47)%	(533,600)
	Futures contracts sold 0.02%	22,200
Total Livestock (0.45)%		(511,400)

Metals
	Futures contracts purchased 1.42%	1,616,858
	Unrealized appreciation on forward contracts 1.64%	1,867,865
Total Metals 3.06%		3,484,723

Softs
	Futures contracts purchased (0.60)%	(677,813)
	Futures contracts sold (0.15)%	(166,390)
Total Softs (0.75)%		(844,203)

Indices
	Futures contracts sold 0.61%	696,650
	Futures contracts purchased (0.86)%	(979,704)
Total Indices (0.25)%		(283,054)

Total Fair Value 9.23%		$10,505,231

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(85,578)	(0.81)%
Canada	72,199	0.69
Germany	369,577	3.52
Japan	(1,072,484)	(10.21)
United Kingdom	1,874,382	17.84
United States	9,347,135	88.97
	$10,505,231	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(14,897,705)	$(20,589,312)	$(19,625,123)	$11,635,740
Change in unrealized gains (losses) on open positions	24,020,564	13,755,662	4,374,586	(4,388,498)
	9,122,859	(6,833,650)	(15,250,537)	7,247,242
Interest income	301,005	210,774	759,827	696,262
	9,423,864	(6,622,876)	(14,490,710)	7,943,504
Expenses:
Brokerage commissions including clearing fees of $37,373, $56,489, $116,137 and $134,180, respectively	1,536,147	1,697,592	5,003,824	4,979,061
Management fees	523,241	567,569	1,716,547	1,707,477
Incentive fees	—	—	9,918	972,709
Other expenses	29,872	45,491	98,545	110,444
	2,089,260	2,310,652	6,828,834	7,769,691
Net income (loss)	7,334,604	(8,933,528)	(21,319,544)	173,813
Additions-Limited Partners	7,029,000	6,609,390	27,226,000	29,378,390
Additions-General Partner	—	—	160,000	—
Redemptions-Limited Partners	(2,322,421)	(3,279,897)	(8,042,247)	(7,866,983)
Net increase (decrease) in Partners' capital	12,041,183	(5,604,035)	(1,975,791)	21,685,220
Partners' capital, beginning of period	99,753,126	111,932,209	113,770,100	84,642,954
Partners' capital, end of period	$111,794,309	$106,328,174	$111,794,309	$106,328,174
Net asset value per Redeemable Unit (91,444.8542 and 74,133.8453 Redeemable units outstanding at September 30, 2004 and 2003, respectively)	$1,222.53	$1,434.27	$1,222.53	$1,434.27
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$79.14	$(119.70)	$(236.66)	$36.15

See Accompanying Notes to Unaudited Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net Income (loss)	$7,334,604	$(8,933,528)	$(21,319,544)	$173,813
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(19,087,753)	(3,702,240)	(14,019,460)	4,500,667
(Increase) decrease in unrealized appreciation on open forward contracts	(3,176,131)	(12,153,040)	5,429,634	(7,921,510)
(Increase) decrease in interest receivable	(27,614)	14,519	(52,352)	(972)
Increase (decrease) in unrealized depreciation on open forward contracts	(1,756,680)	2,099,618	4,215,240	7,809,341
Accrued expenses:
Increase (decrease) in commissions	53,172	(27,410)	(31,221)	84,607
Increase (decrease) in management fees	19,532	(9,422)	(4,626)	35,916
Increase (decrease) in other	22,269	(112,657)	69,321	(47,704)
Increase (decrease) in redemptions payable	(341,656)	(309,801)	(794,964)	(171,951)
Net cash provided by (used in) operating activities	(16,960,257)	(23,133,961)	(26,507,972)	4,462,207
Cash flows from financing activities:
Proceeds from additions—Limited Partners	7,029,000	6,609,390	27,226,000	29,378,390
Proceeds from additions—General Partner	—	—	160,000	—
Payments for redemptions—Limited Partners	(2,322,421)	(3,279,897)	(8,042,247)	(7,866,983)
Net cash provided by (used in) financing activities	4,706,579	3,329,493	19,343,753	21,511,407
Net change in cash	(12,253,678)	(19,804,468)	(7,164,219)	25,973,614
Cash, at beginning of period	110,330,200	122,910,775	105,240,741	77,132,693
Cash, at end of period	$98,076,522	$103,106,307	$98,076,522	$103,106,307

See Accompanying Notes to Unaudited Financial Statements

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2004, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$81.91	$(114.28)	$(223.45)	$68.84
Interest income	3.32	2.83	8.75	9.88
Expenses **	(6.09)	(8.25)	(21.96)	(42.57)
Increase (decrease) for the period	79.14	(119.70)	(236.66)	36.15
Net Asset Value per Redeemable Unit, beginning of period	1,143.39	1,553.97	1,459.19	1,398.12
Net Asset Value per Redeemable Unit, end of period	$1,222.53	$1,434.27	$1,222.53	$1,434.27

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.9)%	(7.4)%	(7.1)%		(7.5)%
Operating expenses	8.1%	8.2%	8.0%		8.3%
Incentive fees	—%	—%	—	%*****	1.2%
Total expenses	8.1%	8.2%	8.0%		9.5%
Total return:
Total return before incentive fees	6.9%	(7.7)%	(16.2)%		3.4%
Incentive fees	—%	—%	—%		(0.8)%
Total return after incentive fees	6.9%	(7.7)%	(16.2)%		2.6%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2004 and the year ended December 31, 2003, based on a monthly calculation, were $294,414 and $6,373,728, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $14,879,817 and $10,505,231, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2004.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital decreased 1.7% from $113,770,100 to $111,794,309. This decrease was attributable to a net loss from operations of $21,319,544, coupled with the redemption of 6,109.5181 Redeemable Units of Limited Partnership Interest totaling $8,042,247, which was partially offset by additional sales of 19,470.8554 Redeemable Units of Limited Partnership Interest totaling $27,226,000 and 115.5585 General Partner unit equivalents totaling $160,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2004, the Net Asset Value per Redeemable Unit increased 6.9% from $1,143.39 to $1,222.53 as compared to a decrease of 7.7% in the third quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $9,122,859. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, and were partially offset by losses in currencies, livestock, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $6,833,650. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by gains in grains, livestock, metals and indices.

During the Partnership's nine months ended September 30, 2004 the Net Asset Value per Redeemable Unit decreased 16.2% from $1,459.19 to $1,222.53 as compared to an increase of 2.6% for the nine months ended September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $15,250,537. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $7,247,242. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in grains, metals and softs.

The third quarter of 2004 was characterized by difficult trading conditions for the Partnership's trend-following Advisor for the early part of the quarter and the resurgence of trends across several markets in September. The most significant market for the Partnership during the quarter was energy. Trading in crude oil, natural gas and gas oil contributed profits notably in September to bring the Partnership to a profit for the quarter but still down year to date. Energy positions were profitable for all three months as crude oil hit successive highs each month ending September at over $50 per barrel.

The currency sector produced losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. and non-U.S. interest rate markets. Trading nonetheless was profitable in both markets for the quarter. Trading in global stock market indices was unprofitable for the Partnership's Advisor as the lack of direction caused trends to be initiated and only to be reversed a short time later. Trading in grains was profitable for the period while metals and softs were negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were conducive to the Advisor's trend-following approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets and potentially volatile commodity markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2004 increased by $90,231 and $63,565, respectively, as compared to the corresponding periods in 2003. The increase in interest income is primarily due to an increase in interest rates during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 2004 decreased by $161,445 as compared to the corresponding period in 2003. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended September 30, 2004 as compared to the corresponding period in 2003. Commissions and fees for the nine months ended September 30, 2004 increased by $24,763 as compared to the corresponding period in 2003. The increase in brokerage commissions and fees is due to higher average net assets during the nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended September 30, 2004 decreased by $44,328 as compared to the corresponding period in 2003. The decrease in management fees is due to lower average net assets during the three months ended September 30, 2004 as compared to the corresponding period in 2003. Management fees for the nine months ended September 30, 2004 increased by $9,070 as compared to the corresponding period in 2003. The increase in management fees is due to higher average net assets during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2004, resulted in incentive fees of $0 and $9,918, respectively. Trading performance for the three and nine months ended September 30, 2003, resulted in incentive fees of $0 and $972,709, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average values during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $111,794,309. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three months ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC Contracts	$7,236,502	6.47%	$9,053,299	$4,522,447	$6,272,179
Energy	5,339,775	4.78%	5,339,775	3,211,440	4,104,750
Grains	485,050	0.43%	733,050	306,710	570,008
Interest Rates U.S.	1,577,100	1.41%	1,684,650	849,880	1,440,717
Interest Rates Non-U.S.	6,247,830	5.59%	6,517,403	2,849,774	5,046,822
Livestock	94,110	0.08%	136,800	16,800	113,503
Metals:
– Exchange Traded Contracts	1,002,500	0.90%	1,218,500	103,500	1,057,000
– OTC Contracts	961,225	0.86%	1,343,645	668,525	1,017,712
Softs	758,746	0.68%	834,324	489,486	655,324
Indices	2,248,729	2.01%	3,467,453	1,311,166	2,682,276
Total	$25,951,567	23.21%

*	Average of month-end values at risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

A fairness hearing will be held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2004, there were additional sales of 6,252.5641 Redeemable Units totaling $7,029,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - - July 31, 2004	990.8162	$1,112.68	N/A	N/A
August 1, 2004 - August 31, 2004	700.0683	$1,114.38	N/A	N/A
September 1, 2004 - September 30, 2004	359.7605	$1,222.53	N/A	N/A
Total	2,050.6450	$1,149.86	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

Exhibit – 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 9, 2004
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe Chief Financial Officer and Director
Date:	November 9, 2004