Form 10-K
period 2004-12-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2005-03-16
CIK 1037189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2004

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

Yes X        No

Limited Partnership Redeemable Units with an aggregate value of $98,765,610 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2005, 92,336.6665 Limited Partnership Redeemable Units were outstanding.

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

A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997. Beginning May 30, 1997, 120,000 redeemable units of Limited Partnership Interest ("Redeemable Units") were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between May 30, 1997 (commencement of the offering period) and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $404,000 to the Partnership's trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately continues to offer Redeemable Units. Sales of additional Redeemable Units and additional general partner contributions for the years ended December 31, 2004, 2003 and 2002, and redemptions of Redeemable Units for the years ended December 31, 2004, 2003 and 2002 are reported in the Statements of Changes in Partners' Capital on page F-11 under "Item 8. Financial Statements and Supplementary Data."

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

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2004, 2003 and 2002 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2004 was $147,913,140.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) – Not applicable.

(xiii) – The Partnership has no employees.

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

REGULATORY MATTERS

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO REGULATORY INQUIRIES

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO CIVIL LITIGATION

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

RESEARCH SETTLEMENT

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

ENRON REGULATORY SETTLEMENT

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

ENRON-RELATED CIVIL ACTIONS

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

WORLDCOM-RELATED LITIGATION

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

GLOBAL CROSSING

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation)

filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

ADELPHIA COMMUNICATIONS CORPORATION

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

MUTUAL FUNDS

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

RESEARCH ANALYST LITIGATION

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

SUPERVISORY INVESTIGATION

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

WEST VIRGINIA ATTORNEY GENERAL SUIT

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

CITIGROUP SHAREHOLDER LITIGATION

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD SETTLEMENT

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

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

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2004 was 2,720.

(c)    Distribution. The Partnership did not declare a distribution in 2004 or 2003.

(d)    Use of Proceeds. For the twelve months ended December 31, 2004, there were additional sales of 26,652.4607 Redeemable Units totaling $37,090,000 and General Partner contributions representing 119.1751 Unit equivalents totaling $164,421. For the twelve months ended December 31, 2003, there were additional sales of 24,528.5114 Redeemable Units totaling $37,486,390 and General Partner contributions representing 104.5828 Unit equivalents totaling $150,000. For the twelve months ended December 31, 2002, there were additional sales of 10,558.2078 Redeemable Units totaling $13,347,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and total assets at December 31, 2004, 2003, 2002, 2001 and 2000 were as follows:

	2004	2003	2002	2001	2000
Net realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $7,192,392, $6,542,801, $4,329,291, $4,017,979, and $4,767,560, respectively	$21,215,446	$5,007,853	$22,815,900	$(1,344,785)	$7,654,176

Interest income	1,214,428	865,763	899,995	1,903,410	3,451,534

	$22,429,874	$5,873,616	$23,715,895	$558,625	$11,105,710

Net income (loss)	$18,236,957	$2,447,241	$18,056,103	$(1,381,965)	$8,154,747

Increase (decrease) in Net Asset Value per Redeemable Unit	$176.48	$61.07	$301.42	$(24.66)	$156.96

Total assets	$162,437,106	$117,205,773	$88,640,758	$67,409,207	$74,616,075

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to JWH. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.

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

As of December 31, 2004, the Partnership's assets were allocated among the JWH programs as follows:

Percentage Allocation in the Partnership as of December 31, 2004
Broadly Diversified Programs
• Original Investment Program	17.5%
• Global Diversified Portfolio	5%
• JWH GlobalAnalytics® Family of Programs	10%
Financial Programs
• Financial and Metals Portfolio	20%
• Global Financial & Energy Portfolio	15%
• Worldwide Bond Program	5%
Foreign Exchange Programs
• Dollar Program	5%
Multiple Style Programs
• Currency Strategic Allocation Program	22.5%

The allocation of SAP's assets among the investment programs, as well as the selection of the programs used for SAP, is dynamic. While JWH's individual investment programs are technical, trend-following programs, the selection of programs as well as the allocation of assets among the programs in SAP are entirely discretionary.

As a managed futures Partnership, the Partnership's performance is dependent upon the successful trading of the Partnership's Advisor to achieve the Partnership's objectives. It is the business of the General Partner to monitor the Advisor's performance to assure compliance with the Partnership's trading policies and to determine if the Advisor's performance is meeting the Partnership's objectives. Based on 2004 results, the General Partner continues to believe the Advisor and the trading of SAP have met the Partnership's objectives and expects to continue to allocate the Partnership's assets to the Advisor and this program unless otherwise indicated.

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

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2004, 14,309.9649 Redeemable Units were redeemed totaling $21,348,338. For the year ended December 31, 2003, 7,205.6257 Redeemable Units were redeemed totaling $10,956,485. For the year ended December 31, 2002, 9,554.5192 Redeemable Units were redeemed totaling $12,678,455 and General Partner redemptions representing 569.4518 unit equivalents totaling $800,000.

For the year ended December 31, 2004, there were additional sales of 26,652.4607 Redeemable Units totaling $37,090,000 and General Partner contributions representing 119.1751 Unit equivalents totaling $164,421. For the year ended December 31, 2003, there were additional sales of 24,528.5114 Redeemable Units totaling $37,486,390 and General Partner contributions representing 104.5828 Unit equivalents totaling $150,000. For the year ended December 31, 2002, there were additional sales of 10,558.2078 Redeemable Units totaling $13,347,000.

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 12.1% from $1,459.19 to $1,635.67. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 4.4% from $1,398.12 to $1,459.19. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 27.5% from $1,096.70 to $1,398.12.

The Partnership experienced net trading gains of $28,407,838 before commissions and expenses in 2004. Gains were primarily attributable to the trading of energy, grains and U.S. and non-U.S. interest rates and were partially offset by losses recognized in the trading of currencies, livestock, metals, softs and indices.

Trading results for the year 2004 can be described in four distinct periods: the first two months of the year produced positive results of over 12% with trends carrying over from late 2003, the middle five months experienced extraordinarily difficult conditions and losses of approximately 32% from record highs for the Partnership, August through November saw a recovery period with profits of over 40% but from a lower base. And December stands alone as basically break-even with the Partnership up 12.09% for the full year. The results for the year were heavily influenced by two historic trends: the decline in the value of the U.S. dollar versus major currencies and the run-up in the price of crude oil to over $50 a barrel.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisor. These trends persisted into early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. April though June was such a period for the Partnership's advisor as positions were adjusted from what had been profitable, long-term trends to choppy, directionless and volatile markets. Particularly treacherous and thus unprofitable was trading in U.S. and Asian interest rates and global stock indices while energy, metals and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With the year looking dismal going into the late summer, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector continued to provide profits to the Partnership through the end of the third quarter and into the fourth quarter. Later in the fourth quarter the U.S. dollar began a precipitous slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's advisor and provided a solidly profitable September and November for the Partnership. Volatility across many markets especially currencies and energy in December resulted in slight loss for the month. In spite of an extremely difficult and challenging year, the Partnership had an overall increase in net asset value per unit for the year.

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

The Iraq war was the focus for much of the first half of the year. Like any uncertain event, there is the market reaction to the impending event, the event itself when uncertainty is resolved and the response to the event. The first two months of the year represented the pre-war uncertainty. With uncertainty concerning when hostilities would begin and the possible impact of these events, investors showed a desire to move to a defensive and conservative stance. Equity markets sold-off, the dollar sold-off, gold prices rose, bond markets rallied, and the energy markets exhibited a risk premium concerning potential supply disruptions. This was a continuation of many of the trends carried over from 2003. During the first two months of the year, the Advisor's programs had solid performance, up over 23%.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holder, creditors, and regulators, is free of material errors.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized). Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004, and the highest, lowest and average value at any point during the year and the average value for the twelve months ended December 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $147,913,140.

December 31, 2004

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— OTC Contracts	$12,741,195	8.61%	$13,195,575	$4,522,447	$8,128,374
Energy	5,911,540	4.00%	7,275,160	3,186,665	4,736,247
Grains	263,880	0.18%	870,250	202,935	573,195
Interest rates U.S.	5,802,996	3.92%	6,813,999	2,830,173	4,944,559
Interest rates Non-U.S.	1,107,470	0.75%	2,077,400	424,150	1,895,906
Livestock	90,300	0.06%	178,000	16,800	122,355
Metals
— Exchange	983,000	0.66%	1,488,500	103,500	1,191,833
— OTC Contracts	1,574,924	1.06%	1,849,943	668,525	1,121,603
Softs	1,072,075	0.73%	1,219,534	423,988	840,211
Indices	3,661,505	2.48%	4,390,844	1,297,371	2,959,379
Total	$33,208,885	22.45%

*	annual average based on month-end value at risk

As of December 31, 2003, the Partnership's total capitalization was $113,770,100.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— OTC Contracts	$7,207,750	6.34%	$7,707,028	$1,991,863	$5,562,170
Energy	4,344,650	3.82%	5,838,400	1,715,700	3,712,408
Grains	458,800	0.40%	581,875	158,400	419,608
Interest rates U.S.	1,945,000	1.71%	2,009,000	446,950	1,258,239
Interest rates Non-U.S.	3,263,838	2.87%	5,108,943	1,262,702	3,361,314
Livestock	118,400	0.10%	254,400	9,900	65,078
Metals
— Exchange	1,003,000	0.88%	1,619,000	218,000	759,017
— OTC Contracts	725,765	0.64%	725,765	186,175	506,278
Softs	524,897	0.46%	940,941	307,178	570,544
Indices	2,983,824	2.62%	3,069,310	788,034	1,998,343
Total	$22,575,924	19.84%

*	annual average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Interest Rates.    Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

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

Stock Indices.    The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2004, the Partnership's primary exposures were in the EUREX and E-Mini NASDAQ stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals.    The Partnership's primary metal market exposure is to fluctuations in the price of gold, aluminum and copper. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership.

Softs.    The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2004.

Energy.    The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

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

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY WESTPORT FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management's Report on Internal Control over Financial Statements	F-3
Report of Independent Registered Public Accounting Firm	F-4 - F-6
Financial Statements: Statements of Financial Condition at December 31, 2004 and 2003	F-7
Condensed Schedules of Investments at December 31, 2004 and 2003	F-8 - F-9
Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002	F-10
Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002	F-11
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-12
Notes to Financial Statements	F-13 - F-16
Selected Unaudited Quarterly Financial Data	F-17

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
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Management's Report on Internal Control over
Financial Reporting

The management of Smith Barney Westport Futures Fund L.P. (the "Partnership"), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control system was designed to provide reasonable assurance to the Partnership's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Partnership's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the Partnership's independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Westport Futures Fund L.P.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Smith Barney Westport Futures Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Smith Barney Westport Futures Fund L.P. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership, including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/   KPMG LLP
New York, New York
March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Westport Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney Westport Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/   KPMG LLP
New York, New York
March 14, 2005

Smith Barney Westport
Futures Fund L.P.
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $36,345,169 and $25,326,406 in 2004 and 2003, respectively) (Note 3c)	$139,457,876	$105,240,741
Net unrealized appreciation on open futures positions	2,030,857	1,219,527
Unrealized appreciation on open forward contracts	20,776,572	10,688,078
	162,265,305	117,148,346
Interest receivable (Note 3c)	171,801	57,427
	$162,437,106	$117,205,773
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$3,965,763	$1,402,374
Accrued expenses:
Commissions (Note 3c)	738,234	540,945
Management fees (Note 3b)	262,765	191,995
Incentive fees (Note 3b)	1,537,143	—
Professional fees	65,255	58,323
Other	9,049	7,254
Redemptions payable (Note 5)	7,945,757	1,234,782
	14,523,966	3,435,673
Partners' capital (Notes 1 and 5):
General Partner, 867.2897 and 748.1146 Unit equivalents outstanding in 2004 and 2003, respectively	1,418,600	1,091,641
Limited Partners, 89,562.3396 and 77,219.8438 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	146,494,540	112,678,459
	147,913,140	113,770,100
	$162,437,106	$117,205,773

See accompanying notes to financial statements.

Smith Barney Westport
Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 12.43%	$18,387,364
	Unrealized depreciation on forward contracts (1.49)%	(2,208,224)
Total Currencies 10.94%		16,179,140
Energy 1.32%	Futures contracts sold 1.32%	1,950,449
Grains	Futures contracts purchased 0.00%*	638
	Futures contracts sold 0.50%	745,877
Total Grains 0.50%		746,515
Interest Rates U.S.
	Futures contracts purchased (0.36)%	(527,906)
	Futures contracts sold (0.11)%	(163,025)
Total Interest Rates U.S. (0.47)%		(690,931)
Interest Rates Non-U.S. (0.03)%	Futures contracts purchased (0.03)%	(47,340)
Livestock 0.02%	Futures contracts sold 0.02%	36,680
Metals
	Futures contracts purchased (0.39)%	(576,235)
	Futures contracts 0.03%	49,685
	Total futures contracts (0.36%)	(526,550)
	Unrealized appreciation on forward contracts 1.62%	2,389,208
	Unrealized depreciation on forward contracts (1.19)%	(1,757,539)
	Total forward contracts 0.43%	631,669
Total Metals 0.07%		105,119
Softs
	Futures contracts purchased 0.67%	990,220
	Futures contracts sold (0.25)%	(376,321)
Total Softs 0.42%		613,899
Indices
	Futures contracts purchased 0.38%	558,796
	Futures contracts sold (0.41)%	(610,661)
Total Indices (0.03)%		(51,865)
Total Fair Value 12.74%		$18,841,666

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(634,775)	(3.37)%
Canada	14,640	0.08
Germany	726,153	3.85
Japan	(514,205)	(2.73)
United Kingdom	537,029	2.85
United States	18,712,824	99.32
	$18,841,666	100.00%

Percentages are based on Partners' capital unless otherwise indicated

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport
Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 7.75%	$8,820,213
	Unrealized depreciation on forward contracts (1.23)%	(1,402,374)
Total Currencies 6.52%		7,417,839
Energy 0.94%	Futures contracts purchased 0.94%	1,069,047
Grains 0.22%	Futures contracts purchased 0.22%	252,153
Interest Rates U.S. 0.02%	Futures contracts purchased 0.02%	17,790
Interest Rates Non-U.S.
	Futures contracts purchased (0.00)% *	(1,411)
	Futures contracts sold (0.08)%	(96,253)
Total Interest Rates Non-U.S. (0.08)%		(97,664)
Livestock
	Futures contracts purchased (0.47)%	(533,600)
	Futures contracts sold 0.02%	22,200
Total Livestock (0.45)%		(511,400)
Metals
	Futures contracts purchased 1.42%	1,616,858
	Unrealized appreciation on forward contracts 1.64%	1,867,865
Total Metals 3.06%		3,484,723
Softs
	Futures contracts purchased (0.60)%	(677,813)
	Futures contracts sold (0.15)%	(166,390)
Total Softs (0.75)%		(844,203)
Indices
	Futures contracts sold 0.61%	696,650
	Futures contracts purchased (0.86)%	(979,704)
Total Indices (0.25)%		(283,054)
Total Fair Value 9.23%		$10,505,231

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(85,578)	(0.81)%
Canada	72,199	0.69
Germany	369,577	3.52
Japan	(1,072,484)	(10.21)
United Kingdom	1,874,382	17.84
United States	9,347,135	88.97
	$10,505,231	100.00%

Percentages are based on Partners' capital unless otherwise indicated

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport
Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2004, 2003, and 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$20,071,403	$9,942,813	$22,020,660
Change in unrealized gains (losses) on open positions	8,336,435	1,607,841	5,124,531
	28,407,838	11,550,654	27,145,191
Interest income (Note 3c)	1,214,428	865,763	899,995
	29,622,266	12,416,417	28,045,186
Expenses:
Brokerage commissions including clearing fees of $151,163, $175,919 and $82,164, respectively (Note 3c)	7,192,392	6,542,801	4,329,291
Management fees (Note 3b)	2,476,563	2,236,251	1,501,313
Incentive fees (Note 3b)	1,601,591	972,709	4,036,135
Professional fees	98,847	204,044	104,545
Other expenses	15,916	13,371	17,799
	11,385,309	9,969,176	9,989,083
Net income	$18,236,957	$2,447,241	$18,056,103
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$176.48	$61.07	$301.42

See accompanying notes to financial statements.

Smith Barney Westport
Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended
December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2001	$64,588,031	$1,330,275	$65,918,306
Net income	17,686,643	369,460	18,056,103
Sale of 10,558.2078 Redeemable Units of Limited Partnership Interest	13,347,000	—	13,347,000
Redemption of 9,554.5192 Redeemable Units of Limited Partnership Interest and 569.4518 Units of General Partnership Interest	(11,878,455)	(800,000)	(12,678,455)
Partners' capital at December 31, 2002	83,743,219	899,735	84,642,954
Net income	2,405,335	41,906	2,447,241
Sale of 24,528.5114 Redeemable Units of Limited Partnership Interest and General Partner contribution representing 104.5828 Unit equivalents	37,486,390	150,000	37,636,390
Redemption of 7,205.6257 Redeemable Units of Limited Partnership Interest	(10,956,485)	—	(10,956,485)
Partners' capital at December 31, 2003	112,678,459	1,091,641	113,770,100
Net income	18,074,419	162,538	18,236,957
Sale of 26,652.4607 Redeemable Units of Limited Partnership Interest and General Partner contribution representing 119.1751 Unit equivalents	37,090,000	164,421	37,254,421
Redemption of 14,309.9649 Redeemable Units of Limited Partnership Interest	(21,348,338)	—	(21,348,338)
Partners' capital at December 31, 2004	$146,494,540	$1,418,600	$147,913,140

Net Asset Value per Redeemable Unit:

2002:	$1,398.12
2003:	$1,459.19
2004:	$1,635.67

See accompanying notes to financial statements.

Smith Barney Westport
Futures Fund L.P.
Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$18,236,957	$2,447,241	$18,056,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(11,018,763)	(11,030,881)	(4,579,118)
(Increase) decrease in net unrealized appreciation on open futures positions	(811,330)	3,074,125	(4,485,565)
(Increase) decrease in unrealized appreciation on open forward contracts	(10,088,494)	(3,540,095)	(3,183,211)
(Increase) decrease in interest receivable	(114,374)	9,003	10,686
Increase (decrease) in unrealized depreciation on open forward contracts	2,563,389	(1,141,871)	2,544,245
Accrued expenses:
Increase (decrease) in commissions	197,289	138,768	87,293
Increase (decrease) in management fees	70,770	49,252	31,072
Increase (decrease) in incentive fees	1,537,143	—	—
Increase (decrease) in professional fees	6,932	17,997	(31,734)
Increase (decrease) in other	1,795	(843)	(11,584)
Increase (decrease) in redemptions payable	6,710,975	374,566	(112,389)
Net cash provided by (used in) operating activities	7,292,289	(9,602,738)	8,325,798
Cash flows from financing activities:
Proceeds from additions—Limited Partners	37,090,000	37,486,390	13,347,000
Proceeds from additions—General Partner	164,421	150,000	—
Payments for redemptions—Limited Partners	(21,348,338)	(10,956,485)	(11,878,455)
Payments for redemptions—General Partner	—	—	(800,000)
Net cash provided by (used in) financing activities	15,906,083	26,679,905	668,545
Net change in cash	23,198,372	17,077,167	8,994,343
Unrestricted cash, at beginning of year	79,914,335	62,837,168	53,842,825
Unrestricted cash, at end of year	$103,112,707	$79,914,335	$62,837,168

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

Smith Barney Westport
Futures Fund L.P.
Notes to Financial Statements

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

c.    Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held for margin requirements was $36,345,169 and $25,326,406, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2004 and 2003, based on a monthly calculation, was $8,056,851 and $6,373,728, respectively.

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

Smith Barney Westport
Futures Fund L.P.
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains*	$209.63	$99.79	$382.18
Interest income	13.50	12.07	15.17
Expenses**	(46.65)	(50.79)	(95.93)
Increase for the year	176.48	61.07	301.42
Net asset value per Redeemable Unit, beginning of year	1,459.19	1,398.12	1,096.70
Net asset value per Redeemable Unit, end of year	$1,635.67	$1,459.19	$1,398.12

* Includes brokerage commissions

** Excludes brokerage commissions

Ratios to Average Net Assets :
Net investment loss before incentive fees***	(7.1)%	(7.5)%	(6.9)%
Operating expenses	8.1%	8.3%	8.2%
Incentive fees	1.3%	0.9%	5.6%
Total expenses	9.4%	9.2%	13.8%
Total return:
Total return before incentive fees	13.3%	5.3%	33.6%
Incentive fees	(1.2)%	(0.9)%	(6.1)%
Total return after incentive fees	12.1%	4.4%	27.5%

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

Smith Barney Westport
Futures Fund L.P.
Notes to Financial Statements

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$41,924,408	$7,887,717	$(34,381,746)	$6,999,495
Net Income (loss)	$39,556,501	$7,334,604	$(34,971,894)	$6,317,746
Increase (decrease) in Net Asset Value per Redeemable Unit	$413.14	$79.14	$(401.55)	$85.75

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$2,909,173	$(8,320,468)	$(2,625,104)	$13,910,015
Net Income (loss)	$2,273,428	$(8,933,528)	$(3,265,425)	$12,372,766
Increase (decrease) in Net Asset Value per Redeemable Unit	$24.92	$(119.70)	$(43.59)	$199.44

PART III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Management's report on internal control over financial reporting and KPMG LLP's related opinion are included in the Partnership's annual financial statements under "Item 8. Financial Statements and Supplementary Data."

Item 10.	Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by John W. Henry & Company, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.	Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $7,192,392 were earned for the year ended December 31, 2004. Management fees and incentive fees of $2,476,563 and $1,601,591, respectively were earned by the Advisor for the year ended December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a)     Security ownership of certain beneficial owners. As of March 1, 2004, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 867.2897 Units (0.96%) of Limited Partnership Interest as of December 31, 2004.

Principals who own Redeemable Units of the Partnership:

Steven J. Keltz 21.3359 Redeemable Units

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

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2004   $50,450

2003   $34,422

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004   $5,136

2003   $4,809

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2004 and 2003.

Condensed Schedules of Investments at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements.

(2) Exhibits:

3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.2	Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.5	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 1999 (previously filed).

10.6	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2000 (previously filed).

10.7	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2001 (previously filed).

10.8	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2002 (previously filed).

10.9	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2003 (previously filed).

10.10	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2004 (filed herein).

16.1	Letter from PricewaterhouseCoopers LLP (previously filed).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

Exhibit 31.1 – Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 – Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b) Reports on 8-K: (b) None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 15th day of March 2005.

Smith Barney Westport Futures Fund L.P.

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By    /s/ David J. Vogel
           David J. Vogel, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
President and Director	Director
/s/ Maureen O'Toole	/s/ Steve J. Keltz
Maureen O'Toole	Steve J. Keltz
Director	Secretary and Director
/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director