Form 10-Q
period 2005-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2005-05-10
CIK 1037189

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

Yes X     No

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13 – 14
Item 4.	Controls and Procedures	15
PART II — Other Information		16

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS:
Equity in commodity futures trading account:
Cash (restricted $28,245,886 and $36,345,169 in 2005 and 2004, respectively)	$119,601,425	$139,457,876
Net unrealized appreciation on open futures positions	8,325,494	2,030,857
Unrealized appreciation on open forward contracts	7,789,541	20,776,572
	135,716,460	162,265,305
Interest receivable	233,163	171,801
	$135,949,623	$162,437,106
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$11,026,522	$3,965,763
Accrued expenses:
Commissions	583,545	738,234
Management fees	207,064	262,765
Incentive fees	—	1,537,143
Other	101,285	74,304
Redemptions payable	1,100,905	7,945,757
	13,019,321	14,523,966
Partners' Capital:
General Partner, 867.2897 Unit equivalents outstanding in 2005 and 2004	1,123,296	1,418,600
Limited Partners, 94,046.5998 and 89,562.3396 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	121,807,006	146,494,540
	122,930,302	147,913,140
	$135,949,623	$162,437,106

See Accompanying Notes to Financial Statements

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 4.45%	$5,467,511
	Unrealized depreciation on forward contracts (8.26)%	(10,158,812)
Total Currencies (3.81)%		(4,691,301)

Energy 5.91%	Futures contracts purchased 5.91%	7,264,959

Grains 0.14%	Futures contracts purchased 0.14%	171,007

Interest Rates U.S. 0.72%	Futures contracts sold 0.72%	885,124
Interest Rates non-U.S.
	Futures contracts purchased 0.07%	85,021
	Futures contracts sold (0.76)%	(931,132)
Total Interest Rates non-U.S. (0.69)%		(846,111)
Livestock 0.04%	Futures contracts purchased 0.04%	47,220
Metals
	Futures contracts purchased 0.03%	37,522

	Unrealized appreciation on forward contracts 1.89%	2,322,030
	Unrealized depreciation on forward contracts (0.71)%	(867,710)
	Total forward contracts 1.18%	1,454,320
Total Metals 1.21%		1,491,842
Softs
	Futures contracts purchased 0.88%	1,088,028
	Futures contracts sold 0.02%	23,881
Total Softs 0.90%		1,111,909
Indices
	Futures contracts purchased (0.41)%	(511,581)
	Futures contracts sold 0.13%	165,445
Total Indices (0.28)%		(346,136)
Total Fair Value 4.14%		$5,088,513

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$41,558	0.82%
Canada	(43,515)	(0.86)
Germany	(904,230)	(17.77)
Japan	(282,924)	(5.56)
United Kingdom	3,552,578	69.82
United States	2,725,046	53.55
	$5,088,513	100.00%

Percentages are based on partners' capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

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

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(15,738,148)	$17,972,656
Change in unrealized gains (losses) on open positions	(13,753,153)	(9,351,402)
	(29,491,301)	8,621,254
Interest income	592,706	215,138
	(28,898,595)	8,836,392
Expenses:
Brokerage commissions including clearing fees of $40,045 and $34,908, respectively	1,785,621	1,836,897
Management fees	622,089	636,972
Incentive fees	—	9,918
Other expenses	26,981	34,859
	2,434,691	2,518,646
Net income (loss)	(31,333,286)	6,317,746
Additions-Limited Partners	8,515,000	14,214,000
Redemptions-Limited Partners	(2,164,552)	(2,761,649)
Net increase (decrease) in Partners' capital	(24,982,838)	17,770,097
Partners' capital, beginning of period	147,913,140	113,770,100
Partners' capital, end of period	$122,930,302	$131,540,197
Net asset value per Redeemable Unit (94,913.8895 and 85,142.4627 Redeemable units outstanding at March 31, 2005 and 2004, respectively)	$1,295.18	$1,544.94
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(340.49)	$85.75

See Accompanying Notes to Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(31,333,286)	$6,317,746
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	8,099,283	(2,637,825)
(Increase) decrease in net unrealized appreciation on open futures positions	(6,294,637)	(9,590,210)
(Increase) decrease in unrealized appreciation on open forward contracts	12,987,031	2,793,768
(Increase) decrease in interest receivable	(61,362)	(30,813)
Increase (decrease) in unrealized depreciation on open forward contracts	7,060,759	16,147,844
Accrued expenses:
Increase (decrease) in commissions	(154,689)	78,814
Increase (decrease) in management fees	(55,701)	28,544
Increase (decrease) in incentive fees	(1,537,143)	—
Increase (decrease) in other	26,981	30,599
Increase (decrease) in redemptions payable	(6,844,852)	(672,183)
Net cash provided by (used in) operating activities	(18,107,616)	12,466,284
Cash flows from financing activities:
Proceeds from additions—Limited Partners	8,515,000	14,214,000
Payments for redemptions—Limited Partners	(2,164,552)	(2,761,649)
Net cash provided by (used in) financing activities	6,350,448	11,452,351
Net change in cash	(11,757,168)	23,918,635
Unrestricted cash, at beginning of period	103,112,707	79,914,335
Unrestricted cash, at end of period	$91,355,539	$103,832,970

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2005, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004, and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses)*	$(339.88)	$92.21
Interest income	6.32	2.63
Expenses **	(6.93)	(9.09)
Increase (decrease) for the period	(340.49)	85.75
Net Asset Value per Redeemable Unit, beginning of period	1,635.67	1,459.19
Net Asset Value per Redeemable Unit, end of period	$1,295.18	$1,544.94

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(5.8)%	(7.5)%
Operating expenses	7.6%	8.2%
Incentive fees	—%	—	%*****
Total expenses	7.6%	8.2%
Total return:
Total return before incentive fees	(20.8)%	5.9%
Incentive fees	—%	—	%*****
Total return after incentive fees	(20.8)%	5.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2005 and the year ended December 31, 2004, based on a monthly calculation, were $2,513,309 and $8,056,851, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $5,088,513 and $18,841,666, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital decreased 16.9% from $147,913,140 to $122,930,302. This decrease was attributable to a net loss from operations of $31,333,286, coupled with the redemption of 1,645.9489 Redeemable Units of Limited Partnership Interest totaling $2,164,552, which was partially offset by additional sales of 6,130.2091 Redeemable Units of Limited Partnership Interest totaling $8,515,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2005 the net asset value per Redeemable unit decreased 20.8% from $1,635.67 to $1,295.18 as compared to an increase of 5.9% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $29,491,301. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates and metals and were partially offset by gains in energy, U.S. interest rates, livestock, indices and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $8,621,254. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, livestock, and softs.

Results for the first quarter were highlighted by difficult trading conditions in volatile energy and financial markets and resulted in effectively giving back much of the gains from the fourth quarter 2004.

First quarter performance was adversely affected by sharp trend-reversals and general choppy price patterns across a number of markets. Energy price increases, particularly in crude oil and natural gas that had produced profits through much of the last third of 2004, initially weakened against advisor's positions, then later regained strength. As the advisor's takes a long-term view to such trends, the net result of rising energy prices was positive for the Partnership's advisor.

Conversely, the U.S. dollar, which had generated profits consistently in 2004, began to reverse its long-term decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January but continued through the quarter as the markets produced no identifiable direction and was the Partnership's largest overall losing position. Trading in non-U.S. interest rate contracts produced losses while favorable trends produced slightly positive results in U.S. interest rate trading. Stock indices showed strength in February sufficient to offset losses in January and March. Metals and agricultural trading followed U.S. dollar patterns with the net effect being negative for the quarter.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased by $377,568, as compared to the corresponding period in 2004. The increase in interest income is primarily due to an increase in interest rates during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2005 decreased by $51,276 as compared to the corresponding period in 2004. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2005 decreased by $14,883 as compared to the corresponding period in 2004. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2005. Trading performance for the three months ended March 31, 2004, resulted in incentive fees of $9,918.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average values during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $122,930,302. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three months ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC Contracts	$7,448,311	6.06%	$11,394,966	$3,822,692	$5,639,726
Energy	6,044,720	4.92%	6,631,840	1,960,583	5,210,795
Grains	414,275	0.34%	434,950	209,575	329,650
Interest Rates U.S.	1,508,350	1.23%	1,508,350	290,509	919,131
Interest Rates Non-U.S.	3,160,294	2.57%	5,666,235	2,013,552	3,259,223
Livestock	95,550	0.08%	95,550	91,350	93,800
Metals:
– Exchange Traded Contracts	1,011,000	0.82%	1,189,500	394,500	914,000
– OTC Contracts	1,527,996	1.24%	1,574,924	984,935	1,426,847
Softs	1,014,563	0.82%	1,014,563	676,446	917,141
Indices	2,863,076	2.33%	3,010,026	2,311,358	2,622,691
Total	$25,088,135	20.41%

*	Average of month-end values at risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2005, there were additional sales of 6,130.2091 Redeemable Units totaling $8,515,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	321.4149	$1,383.57	N/A	N/A
February 1, 2005 - February 28, 2005	474.5323	$1,304.33	N/A	N/A
March 1, 2005 - March 31, 2005	850.0017	$1,295.18	N/A	N/A
Total	1,645.9489	$1,327.69	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2004.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 10, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe Chief Financial Officer and Director
Date:	May 10, 2005