Form 10-Q
period 2005-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2005-08-09
CIK 1037189

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

Yes X     No

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	16
PART II — Other Information		17

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS:
Equity in commodity futures trading account:
Cash (restricted $27,714,406 and $36,345,169 in 2005 and 2004, respectively)	$128,965,833	$139,457,876
Net unrealized appreciation on open futures positions	1,875,959	2,030,857
Unrealized appreciation on open forward contracts	13,338,772	20,776,572
	144,180,564	162,265,305
Interest receivable	241,021	171,801
	$144,421,585	$162,437,106
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$4,466,119	$3,965,763
Accrued expenses:
Commissions	632,675	738,234
Management fees	232,192	262,765
Incentive fees	—	1,537,143
Other	7,823	74,304
Redemptions payable	577,999	7,945,757
	5,916,808	14,523,966
Partners' Capital:
General Partner, 867.2897 Unit equivalents outstanding in 2005 and 2004	1,135,057	1,418,600
Limited Partners, 104,963.2905 and 89,562.3396 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	137,369,720	146,494,540
	138,504,777	147,913,140
	$144,421,585	$162,437,106

See Accompanying Notes to Financial Statements

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 8.64%	$11,972,567
	Unrealized depreciation on forward contracts (1.80)%	(2,491,038)
Total Currencies 6.84%		9,481,529

Energy (1.44)%	Futures contracts purchased (1.44)%	(1,989,584)

Grains (0.41)%	Futures contracts purchased (0.41)%	(574,253)

Interest Rates U.S. 0.59%	Futures contracts purchased 0.59%	813,489
Interest Rates Non-U.S. 2.46%	Futures contracts purchased 2.46%	3,401,932
Livestock 0.05%	Futures contracts sold 0.05%	75,850
Metals
	Futures contracts purchased (0.20)%	(273,080)
	Futures contracts sold 0.02%	22,175
	Total futures contracts (0.18)%	(250,905)

	Unrealized appreciation on forward contracts 0.99%	1,366,205
	Unrealized depreciation on forward contracts (1.43)%	(1,975,081)
	Total forward contracts (0.44)%	(608,876)
Total Metals (0.62%)		(859,781)
Softs
	Futures contracts purchased 0.04%	52,064
	Futures contracts sold 0.22%	301,665
Total Softs 0.26%		353,729
Indices 0.03%	Futures contracts purchased 0.03%	45,701
Total Fair Value 7.76%		$10,748,612

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(10,901)	(0.10)%
Canada	87,442	0.81
Germany	1,938,839	18.03
Japan	1,009,837	9.40
United Kingdom	92,314	0.86
United States	7,631,081	71.00
	$10,748,612	100.00%

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

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(2,130,785)	$(22,700,074)	$(17,868,933)	$(4,727,418)
Change in unrealized gains (losses) on open positions	5,660,099	(10,294,576)	(8,093,054)	(19,645,978)
	3,529,314	(32,994,650)	(25,961,987)	(24,373,396)
Interest income	690,398	243,684	1,283,104	458,822
	4,219,712	(32,750,966)	(24,678,883)	(23,914,574)
Expenses:
Brokerage commissions including clearing fees of $37,736, $43,856, $77,781 and $78,764, respectively	1,858,204	1,630,780	3,643,825	3,467,677
Management fees	644,184	556,334	1,266,273	1,193,306
Incentive fees	—	—	—	9,918
Other expenses	42,651	33,814	69,632	68,673
	2,545,039	2,220,928	4,979,730	4,739,574
Net income (loss)	1,674,673	(34,971,894)	(29,658,613)	(28,654,148)
Additions—Limited Partners	17,089,000	5,983,000	25,604,000	20,197,000
Additions—General Partner	—	160,000	—	160,000
Redemptions-Limited Partners	(3,189,198)	(2,958,177)	(5,353,750)	(5,719,826)
Net increase (decrease) in Partners' capital	15,574,475	(31,787,071)	(9,408,363)	(14,016,974)
Partners' capital, beginning of period	122,930,302	131,540,197	147,913,140	113,770,100
Partners' capital, end of period	$138,504,777	$99,753,126	$138,504,777	$99,753,126
Net asset value per Redeemable Unit (105,830.5802 and 87,242.9351 Redeemable units outstanding at June 30, 2005 and 2004, respectively)	$1,308.74	$1,143.39	$1,308.74	$1,143.39
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$13.56	$(401.55)	$(326.93)	$(315.80)

See Accompanying Notes to Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,674,673	$(34,971,894)	$(29,658,613)	$(28,654,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	531,480	5,350,494	8,630,763	2,712,669
(Increase) decrease in net unrealized appreciation on open futures positions	6,449,535	14,658,503	154,898	5,068,293
(Increase) decrease in unrealized appreciation on open forward contracts	(5,549,231)	5,811,997	7,437,800	8,605,765
(Increase) decrease in interest receivable	(7,858)	6,075	(69,220)	(24,738)
Increase (decrease) in unrealized depreciation on open forward contracts	(6,560,403)	(10,175,924)	500,356	5,971,920
Accrued expenses:
Increase (decrease) in commissions	49,130	(163,207)	(105,559)	(84,393)
Increase (decrease) in management fees	25,128	(52,702)	(30,573)	(24,158)
Increase (decrease) in incentive fees	—	—	(1,537,143)	—
Increase (decrease) in other	(93,462)	16,453	(66,481)	47,052
Net cash provided by (used in) operating activities	(3,481,008)	(19,520,205)	(14,743,772)	(6,381,738)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	17,089,000	5,983,000	25,604,000	20,197,000
Proceeds from additions—General Partner	—	160,000	—	160,000
Payments for redemptions—Limited Partners	(3,712,104)	(2,739,302)	(12,721,508)	(6,173,134)
Net cash provided by (used in) financing activities	13,376,896	3,403,698	12,882,492	14,183,866
Net change in cash	9,895,888	(16,116,507)	(1,861,280)	7,802,128
Unrestricted cash, at beginning of period	91,355,539	103,832,970	103,112,707	79,914,335
Unrestricted cash, at end of period	$101,251,427	$87,716,463	$101,251,427	$87,716,463

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2005, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$13.52	$(397.57)	$(326.36)	$(305.36)
Interest income	6.70	2.80	13.02	5.43
Expenses **	(6.66)	(6.78)	(13.59)	(15.87)
Increase (decrease) for the period	13.56	(401.55)	(326.93)	(315.80)
Net Asset Value per Redeemable Unit, beginning of period	1,295.18	1,544.94	1,635.67	1,459.19
Net Asset Value per Redeemable Unit, end of period	$1,308.74	$1,143.39	$1,308.74	$1,143.39

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(5.9)%	(6.9)%	(5.8)%	(7.3)%
Operating expenses	8.1%	7.7%	7.8%	8.1%
Incentive fees	—%	—%	—%	—	%*****
Total expenses	8.1%	7.7%	7.8%	8.1%
Total return:
Total return before incentive fees	1.0%	(26.0)%	(20.0)%	(21.6)%
Incentive fees	—%	—%	—%	—	%*****
Total return after incentive fees	1.0%	(26.0)%	(20.0)%	(21.6)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $2,971,959 and $8,056,851, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $10,748,612 and $18,841,666, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital decreased 6.4% from $147,913,140 to $138,504,777. This decrease was attributable to a net loss from operations of $29,658,613, coupled with the redemption of 4,174.6974 Redeemable Units of Limited Partnership Interest totaling $5,353,750, which was partially offset by additional sales of 19,575.6483 Redeemable Units of Limited Partnership Interest totaling $25,604,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005 the net asset value per Redeemable unit increased 1.0% from $1,295.18 to $1,308.74 as compared to a decrease of 26.0% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $3,529,314. Gains were primarily attributable to the trading of commodity futures in currencies, livestock and non-U.S. interest rates and were partially offset by losses in energy, U.S. interest rates, grains, metals, indices and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $32,994,650. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, livestock, and softs.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, neither the financial nor commodity markets provided profitable trading opportunities for the Partnership's Advisor. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisor.

Lower interest rates in Europe and the U.S. were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for the Advisor's positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Bank. Trading in foreign currencies was the Partnership's most profitable sector while trading in global stock indices was unprofitable.

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted price trends across several markets. Trading in crude oil incurred the greatest losses for the quarter while trading in grains, base and precious metals and softs was likewise unprofitable. Despite these losses, the Partnership managed to end the quarter up approximately 1.0%.

During the Partnership's six months ended June 30, 2005, the Net Asset Value per Redeemable Unit decreased 20.0% from $1,635.67 to $1,308.74 as compared to a decrease of 21.6% during the six months ended June 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $25,961,987. Losses were primarily attributable to the trading of commodity futures in currencies, metals, grains, energy and indices and were partially offset by gains in U.S. and non-U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $24,373,396. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates, grains, energy, livestock and softs.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 increased by $446,714 and $824,282, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher average net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 increased by $227,424 and $176,148, respectively, as compared to the corresponding periods in 2004. The increase in brokerage commissions and fees is due to higher average net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2005 increased by $87,850 and $72,967 respectively, as compared to the corresponding periods in 2004. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and six months ended June 30, 2005 as well as for the three months ended June 30, 2004. Trading performance for the six months ended June 30, 2004, resulted in incentive fees of $9,918.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average values during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $138,504,777. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three months ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC Contracts	$10,102,192	7.29%	$10,102,192	$4,037,265	$7,875,277
Energy	5,134,250	3.71%	6,033,200	1,368,140	4,799,627
Grains	332,500	0.24%	377,000	87,544	197,298
Interest Rates U.S.	1,511,200	1.09%	1,511,200	194,750	1,145,900
Interest Rates Non-U.S.	4,878,387	3.52%	4,878,387	3,234,822	4,727,093
Livestock	41,600	0.03%	81,900	2,400	38,933
Metals:
– Exchange Traded Contracts	508,333	0.37%	1,011,000	500,333	578,444
– OTC Contracts	785,259	0.57%	1,551,157	581,998	803,539
Softs	545,489	0.39%	1,014,533	378,496	570,505
Indices	1,614,096	1.17%	2,858,005	1,275,613	1,788,445
Total	$25,453,306	18.38%

*	Average of month-end values at risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2005, there were additional sales of 13,445.4392 Redeemable Units totaling $17,089,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	360.3459	$1,162.90	N/A	N/A
May 1, 2005 - May 31, 2005	1,726.7574	$1,269.52	N/A	N/A
June 1, 2005 - June 30, 2005	441.6452	$1,308.74	N/A	N/A
Total	2,528.7485	$1,247.05	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe Chief Financial Officer and Director
Date:	August 9, 2005