Form 10-Q
period 2005-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2005-11-09
CIK 1037189

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 0-24111

SMITH BARNEY WESTPORT FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3939393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
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

Yes X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	16
PART II — Other Information		17

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS:
Equity in commodity futures trading account:
Cash (restricted $24,622,168 and $36,345,169 in 2005 and 2004, respectively)	$141,094,445	$139,457,876
Net unrealized appreciation on open futures positions	8,410,528	2,030,857
Unrealized appreciation on open forward contracts	6,016,275	20,776,572
	155,521,248	162,265,305
Interest receivable	305,024	171,801
	$155,826,272	$162,437,106
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$7,146,454	$3,965,763
Accrued expenses:
Commissions	672,114	738,234
Management fees	246,665	262,765
Incentive fees	—	1,537,143
Other	8,973	74,304
Redemptions payable	1,570,286	7,945,757
	9,644,492	14,523,966
Partners' Capital:
General Partner 867.2897 Unit equivalents outstanding in 2005 and 2004, respectively	1,144,120	1,418,600
Limited Partners, 109,944.5728 and 89,562.3396 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	145,037,660	146,494,540
	146,181,780	147,913,140
	$155,826,272	$162,437,106

See Accompanying Notes to Financial Statements

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 3.59%	$5,243,354
	Unrealized depreciation on forward contracts (4.39)%	(6,412,907)
Total Currencies (0.80)%		(1,169,553)

Energy 3.32%	Futures contracts purchased 3.32%	4,854,614
Grains
	Futures contracts purchased 0.01%	21,038
	Futures contracts sold 0.29%	416,366
Total Grains 0.30%		437,404
Interest Rates U.S.
	Futures contracts purchased (0.72)%	(1,047,453)
	Futures contracts sold 0.08%	116,012
Total Interest Rates (0.64)%		(931,441)
Interest Rates Non-U.S.
	Futures contracts purchased (0.83)%	(1,208,629)
	Futures contracts sold 0.92%	1,342,015
Total Interest Rates non-U.S. 0.09%		133,386

Livestock 0.04%	Futures contracts purchased 0.04%	51,490
Metals
	Futures contracts purchased 1.01%	1,482,732

	Unrealized appreciation on forward contracts 0.53%	772,921
	Unrealized depreciation on forward contracts (0.50)%	(733,547)
	Total forward contracts 0.03%	39,374
Total Metals 1.04%		1,522,106
Softs
	Futures contracts purchased 0.13%	181,745
	Futures contracts sold 0.36%	531,209
Total Softs 0.49%		712,954
Indices
	Futures contracts purchased 1.20%	1,763,529
	Futures contracts sold (0.06)%	(94,140)
Total Indices 1.14%		1,669,389

Total Fair Value 4.98%		$7,280,349

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$83,012	1.14%
Canada	73,023	1.00
Germany	(900,882)	(12.37)
Japan	2,641,168	36.28
United Kingdom	440,381	6.05
United States	4,943,647	67.90
	$7,280,349	100.00%

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

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$6,596,060	$(14,897,705)	$(11,272,873)	$(19,625,123)
Change in unrealized gains (losses) on open positions	(3,468,263)	24,020,564	(11,561,317)	4,374,586
	3,127,797	9,122,859	(22,834,190)	(15,250,537)
Interest income	880,196	301,005	2,163,300	759,827
	4,007,993	9,423,864	(20,670,890)	(14,490,710)
Expenses:
Brokerage commissions including clearing fees of $32,928, $37,373, $110,709 and $116,137, respectively	2,093,619	1,536,147	5,737,444	5,003,824
Management fees	727,611	523,241	1,993,884	1,716,547
Incentive fees	—	—	—	9,918
Other expenses	65,374	29,872	135,006	98,545
	2,886,604	2,089,260	7,866,334	6,828,834
Net income (loss)	1,121,389	7,334,604	(28,537,224)	(21,319,544)
Additions—Limited Partners	12,464,000	7,029,000	38,068,000	27,226,000
Additions—General Partners	—	—	—	160,000
Redemptions—Limited Partners	(5,908,386)	(2,322,421)	(11,262,136)	(8,042,247)
Net increase (decrease) in Partners' capital	7,677,003	12,041,183	(1,731,360)	(1,975,791)
Partners' capital, beginning of period	138,504,777	99,753,126	147,913,140	113,770,100
Partners' capital, end of period	$146,181,780	$111,794,309	$146,181,780	$111,794,309
Net asset value per Redeemable Unit (110,811.8625 and 91,444.8542 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$1,319.19	$1,222.53	$1,319.19	$1,222.53
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$10.45	$79.14	$(316.48)	$(236.66)

See Accompanying Notes to Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,121,389	$7,334,604	$(28,537,224)	$(21,319,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	3,092,238	(6,212,634)	11,723,001	(3,499,965)
(Increase) decrease in net unrealized appreciation on open futures positions	(6,534,569)	(15,238,987)	(6,379,671)	(14,019,460)
(Increase) decrease in unrealized appreciation on open forward contracts	7,322,497	(3,176,131)	14,760,297	5,429,634
(Increase) decrease in interest receivable	(64,003)	(27,614)	(133,223)	(52,352)
Increase (decease) in unrealized depreciation on open futures positions	—	(3,848,766)	—	—
Increase (decease) in unrealized depreciation on open forward contracts	2,680,335	(1,756,680)	3,180,691	4,215,240
Accrued expenses:
Increase (decrease) in commissions	39,439	53,172	(66,120)	(31,221)
Increase (decrease) in management fees	14,473	19,532	(16,100)	(4,626)
Increase (decrease) in incentive fees	—	—	(1,537,143)	—
Increase (decrease) in other	1,150	22,269	(65,331)	69,321
Net cash provided by (used in) operating activities	7,672,949	(22,831,235)	(7,070,823)	(29,212,973)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	12,464,000	7,029,000	38,068,000	27,226,000
Proceeds from additions—General Partner		—		160,000
Payments for redemptions—Limited Partners	(4,916,099)	(2,664,077)	(17,637,607)	(8,837,211)
Net cash provided by (used in) financing activities	7,547,901	4,364,923	20,430,393	18,548,789
Net change in cash	15,220,850	(18,466,312)	13,359,570	(10,664,184)
Unrestricted cash, at beginning of period	101,251,427	87,716,463	103,112,707	79,914,335
Unrestricted cash, at end of period	$116,472,277	$69,250,151	$116,472,277	$69,250,151

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2005, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses) *	$9.66	$81.91	$(316.70)	$(223.45)
Interest Income	8.00	3.32	21.02	8.75
Expenses **	(7.21)	(6.09)	(20.80)	(21.96)
Increase (decrease) for the period	10.45	79.14	(316.48)	(236.66)
Net asset Value per Redeemable Unit, beginning of period	1,308.74	1,143.39	1,635.67	1,459.19
Net asset value per Redeemable Unit, end of period	$1,319.19	$1,222.53	$1,319.19	$1,222.53

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(5.6)%	(6.9)%	(5.7)%	(7.1)%
Operating expense	8.1%	8.1%	7.9%	8.0%
Incentive fees	—%	—%	—%	—	%*****
Total expenses	8.1%	8.1%	7.9%	8.0%
Total return:
Total return before incentive fees	0.8%	6.9%	(19.3)%	(16.2)%
Incentive fees	—%	—%	—%	—	%*****
Total return after incentive fees	0.8%	6.9%	(19.3)%	(16.2)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2005 and December 31, 2004, based on a monthly calculation, were $6,519,136 and $8,056,851, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $7,280,349 and $18,841,666, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2005
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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 1.2% from $147,913,140 to $146,181,780. This decrease was attributable to a net loss from operations of $28,537,224, coupled with the redemption of 8,650.9448 Redeemable Units of Limited Partnership Interest totaling $11,262,136, which was partially offset by additional sales of 29,033.1780 Redeemable Units of Limited Partnership Interest totaling $38,068,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005 the net asset value per Redeemable unit increased 0.8% from $1,308.74 to $1,319.19 as compared to an increase of 6.9% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $3,127,797. Gains were primarily attributable to the trading of commodity futures in metals, softs, energy, grains and indices and were partially offset by losses in currencies, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $9,122,859. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates and were partially offset by losses in indices, currencies, metals, livestock and softs.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets which were offset by losses in interest rates and currencies. Periodic trading opportunities in metals, grains and softs generated small gains for the Partnership. The overall net result was slightly positive for the quarter.

The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this market was the Chinese government's decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, investments in precious metals performed well, particularly gold which rose to over $400 an ounce, its highest level in almost 15 years and produced additional profits for the Partnership.

During the Partnership's nine months ended September 30, 2005, the Net Asset Value per Redeemable Unit decreased 19.3% from $1,635.67 to $1,319.19 as compared to a decrease of 16.2% during the nine months ended September 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $22,834,190. Losses were primarily attributable to the trading of commodity futures in grains, currencies, metals, U.S. and non-U.S. interest rates and were partially offset by gains in softs, energy, livestock and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months of 2004 of $15,250,537. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, indices, softs, livestock and metals and were partially offset by gains in energy, grains and U.S. interest rates.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 increased by $579,191 and $1,403,473, respectively, as compared to the corresponding periods in 2004. The increase is due to higher interest rates and higher average net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2005 increased by $557,472 and $733,620, respectively, as compared to the corresponding periods in 2004. The increase in brokerage commissions and fees is due to higher average net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2005 increased by $204,370 and $277,337, respectively, as compared to the corresponding periods in 2004. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and nine months ended September 30, 2005 as well as for the three months ended September 30, 2004. Trading performance for the nine months ended September 30, 2004, resulted in incentive fees of $9,918.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $146,181,780. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three months ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC Contracts	$9,332,929	6.39%	$10,672,193	$3,837,921	$8,335,640
Energy	5,874,700	4.02%	7,448,800	4,769,640	5,773,463
Grains	249,787	0.17%	538,781	143,866	347,616
Interest Rates U.S.	319,358	0.22%	1,511,200	173,202	701,086
Interest Rates Non-U.S.	2,402,128	1.64%	4,882,339	1,160,669	2,728,466
Livestock	45,600	0.03%	45,600	41,600	44,267
Metals
– Exchange	779,000	0.53%	779,000	140,000	678,556
– OTC Contracts	494,580	0.34%	935,806	405,660	553,833
Softs	751,299	0.51%	782,934	548,152	737,086
Indices	1,996,982	1.37%	2,653,296	1,467,537	2,226,818
Total	$22,246,363	15.22%

*	Average of month-end values at risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2005, there were additional sales of 9,457.5297 Redeemable Units totaling $12,464,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	2,515.4948	$1,318.92	N/A	N/A
August 1, 2005 - August 31, 2005	770.4115	$1,324.44	N/A	N/A
September 1, 2005 - September 30, 2005	1,190.3411	$1,319.19	N/A	N/A
Total	4,476.2474	$1,320.85	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2004.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe Chief Financial Officer and Director
Date:	November 9, 2005