Form 10-Q
period 2006-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2006-05-11
CIK 1037189

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	14
PART II — Other Information		15

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS:
Equity in commodity futures trading account:
Cash (restricted $16,627,913 and $20,845,766 in 2006 and 2005, respectively)	$126,512,605	$143,782,571
Net unrealized appreciation on open futures positions	10,057,149	—
Unrealized appreciation on open forward contracts	3,959,382	6,485,519
	140,529,136	150,268,090
Interest receivable	404,359	350,102
	$140,933,495	$150,618,192
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$3,146,678
Unrealized depreciation on open forward contracts	5,207,720	3,376,758
Accrued expenses:
Commissions	622,076	673,100
Management fees	225,053	238,976
Other	72,188	36,237
Redemptions payable	4,600,973	2,935,408
	10,728,010	10,407,157
Partners' Capital:
General Partner 867.2897 Unit equivalents outstanding in 2006 and 2005, respectively	1,007,279	1,094,858
Limited Partners, 111,242.5328 and 110,200.2032 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	129,198,206	139,116,177
	130,205,485	140,211,035
	$140,933,495	$150,618,192

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital
Energy	$36,423	0.03%
Interest Rates Non-U.S.	(4,220)	(0.00) *
Indices	1,780,484	1.37
Metals	1,144,470	0.88
Softs	110,535	0.08

Total futures contracts purchased	3,067,692	2.36

Futures Contracts Sold
Energy	(26,050)	(0.02)
Grains	133,262	0.10
Interest Rates U.S.	2,504,502	1.92
Interest Rates Non-U.S.	4,275,397	3.28
Softs	102,346	0.08

Total futures contracts sold	6,989,457	5.36

Unrealized Appreciation on Forward Contracts
Currencies	1,500,860	1.15
Metals	2,458,522	1.89

Total unrealized appreciation on forward contracts	3,959,382	3.04

Unrealized Depreciation on Forward Contracts
Currencies	(3,856,572)	(2.96)
Metals	(1,351,148)	(1.04)

Total unrealized depreciation on forward contracts	(5,207,720)	(4.00)

Total Fair Value	$8,808,811	6.76%

Percentages are based on Partners' capital unless otherwise indicated

*	Due to rounding

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

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

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(19,028,992)	$(15,738,148)
Change in unrealized gains (losses) on open positions	8,846,728	(13,753,153)
	(10,182,264)	(29,491,301)
Interest income	1,135,351	592,706
	(9,046,913)	(28,898,595)
Expenses:
Brokerage commissions including clearing fees of $38,495 and $40,045, respectively	1,930,956	1,785,621
Management fees	669,170	622,089
Other expenses	35,951	26,981
	2,636,077	2,434,691
Net loss	(11,682,990)	(31,333,286)
Additions—Limited Partners	10,828,000	8,515,000
Redemptions—Limited Partners	(9,150,560)	(2,164,552)
Net decrease in Partners' capital	(10,005,550)	(24,982,838)
Partners' capital, beginning of period	140,211,035	147,913,140
Partners' capital, end of period	$130,205,485	$122,930,302
Net asset value per Redeemable Unit (112,109.8225 and 94,913.8895 Redeemable Units outstanding at March 31, 2006 and 2005, respectively)	$1,161.41	$1,295.18
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(100.98)	$(340.49)

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(11,682,990)	$(31,333,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,217,853	8,099,283
(Increase) decrease in net unrealized appreciation on open futures positions	(10,057,149)	(6,294,637)
(Increase) decrease in unrealized appreciation on open forward contracts	2,526,137	12,987,031
(Increase) decrease in interest receivable	(54,257)	(61,362)
Increase (decease) in net unrealized depreciation on open futures positions	(3,146,678)	—
Increase (decease) in unrealized depreciation on open forward contracts	1,830,962	7,060,759
Accrued expenses:
Increase (decrease) in commissions	(51,024)	(154,689)
Increase (decrease) in management fees	(13,923)	(55,701)
Increase (decrease) in incentive fees	—	(1,537,143)
Increase (decrease) in other	35,951	26,981
Net cash provided by (used in) operating activities	(16,395,118)	(11,262,764)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	10,828,000	8,515,000
Payments for redemptions—Limited Partners	(7,484,995)	(9,009,404)
Net cash provided by (used in) financing activities	3,343,005	(494,404)
Net change in cash	(13,052,113)	(11,757,168)
Unrestricted cash, at beginning of period	122,936,805	103,112,707
Unrestricted cash, at end of period	$109,884,692	$91,355,539

See Accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2006, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized losses *	$(104.70)	$(339.88)
Interest income	9.82	6.32
Expenses **	(6.10)	(6.93)
Decrease for the period	(100.98)	(340.49)
Net asset Value per Redeemable Unit, beginning of period	1,262.39	1,635.67
Net asset value per Redeemable Unit, end of period	$1,161.41	$1,295.18

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(4.6)%	(5.8)%
Operating expense	8.0%	7.6%
Incentive fees	—%	—%
Total expenses	8.0%	7.6%
Total return:
Total return before incentive fees	(8.0)%	(20.8)%
Incentive fees	—%	—%
Total return after incentive fees	(8.0)%	(20.8)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2006 and December 31, 2005, based on a monthly calculation, were $2,061,695 and $7,849,063, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005, were $8,808,811 and $(37,917), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
March 31, 2006
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital decreased 7.14% from $140,211,035 to $130,205,485. This decrease was attributable to a net loss from operations of $11,682,990, coupled with the redemption of 7,878.9551 Redeemable Units of Limited Partnership Interest totaling $9,150,560, which was partially offset by additional sales of 8,921.2847 Redeemable Units of Limited Partnership Interest totaling $10,828,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2006 the net asset value per Redeemable unit decreased 8.0% from $1,262.39 to $1,161.41 as compared to a decrease of 20.8% in the first quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2006 of $10,182,264. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains and livestock and were partially offset by gains in metals, softs, indices, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $29,491,301. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates and metals and were partially offset by gains in energy, indices, U.S. interest rates, livestock and softs.

The main drivers of performance in the first quarter of 2006 were volatile currency and energy markets which incurred substantial losses for the partnership. Offsetting a portion of these losses were gains in metals, stock index and interest rate trading.

The U. S. dollar remained in a trading pattern for most of the quarter with its value versus both the euro and yen rising and falling within a range that resulted in losses for the Partnership's advisor whose trading systems tend to be longer term in nature. Energy trading was likewise unprofitable with losses in all sectors of the market.

Global political instability, rising energy prices and global interest rates fueled precious metals, both gold and silver to over 20 year highs. Base metals, notably copper and zinc, reached prices not seen in over 25 years, also contributed positively. Rising commodity prices led to higher interest rates in the U.S., Europe and Asia, producing profits for the Advisor for the quarter. Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The Partnership's Advisor was properly positioned to take advantage of these trends.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2006 increased by $542,645, as compared to the corresponding period in 2005. The increase is due to higher interest rates and higher average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2006 increased by $145,335, as compared to the corresponding period in 2005. The increase in brokerage commissions and fees is due to higher average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2006 increased by $47,081, as compared to the corresponding period in 2005. The increase in management fees is due to higher average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2006 as well as for the three months ended March 31, 2005.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2006 and the highest, lowest and average values during the three months ended March 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2006, the Partnership's total capitalization was $130,205,485. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC Contracts	$4,853,778	3.73%	$11,394,966	$3,822,692	$6,141,253
Energy	1,133,100	0.87%	6,631,840	341,000	1,604,367
Grains	119,100	0.09%	434,950	70,268	143,172
Interest Rates U.S.	1,543,700	1.19%	1,636,400	97,208	1,039,327
Interest Rates Non-U.S.	4,561,033	3.50%	5,666,235	1,615,954	2,960,008
Metals
– Exchange Traded Contracts	805,500	0.62%	1,281,750	255,000	786,833
– OTC Contracts	190,450	0.15%	1,574,924	185,400	362,351
Softs	548,455	0.42%	1,014,563	361,530	469,127
Indices	1,725,678	1.32%	3,010,026	1,361,793	2,023,215
Total	$15,480,794	11.89%

*	Average of month-end values at risk

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2006, there were additional sales of 8,921.2847 Redeemable Units totaling $10,828,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	2,265.0363	$1,206.47	N/A	N/A
February 1, 2006 - February 28, 2006	1,652.3781	$1,099.56	N/A	N/A
March 1, 2006 - March 31, 2006	3,961.5407	$1,161.41	N/A	N/A
Total	7,878.9551	$1,155.81	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005.

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

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 11, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe Chief Financial Officer and Director
Date:	May 11, 2006