Form 10-Q
period 2006-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2006-08-14
CIK 1037189

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

Commission File Number 000-24111

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15
PART II — Other Information		16

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $11,985,282 and $20,845,766 in 2006 and 2005, respectively)	$128,889,585	$143,782,571
Unrealized appreciation on open forward contracts	1,478,576	6,485,519
	130,368,161	150,268,090
Interest receivable	400,595	350,102
	$130,768,756	$150,618,192
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$1,246,206	$3,146,678
Unrealized depreciation on open forward contracts	4,463,666	3,376,758
Accrued expenses:
Brokerage commissions	573,187	673,100
Management fees	207,414	238,976
Other	37,478	36,237
Redemptions payable	585,498	2,935,408
	7,113,449	10,407,157
Partners' Capital:
General Partner 867.2897 Unit equivalents outstanding in 2006 and 2005, respectively	984,278	1,094,858
Limited Partners, 108,091.0040 and 110,200.2032 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	122,671,029	139,116,177
	123,655,307	140,211,035
	$130,768,756	$150,618,192

See accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital
Energy	$132,377	0.11%
Grains	20,274	0.02
Interest Rates Non-U.S.	(419,579)	(0.34)
Softs	7,315	0.01
Total futures contracts purchased	(259,613)	(0.20)

Futures Contracts Sold
Energy	239,340	0.19
Grains	(146,750)	(0.12)
Indices	(577,403)	(0.47)
Interest Rates U.S.	(58,445)	(0.04)
Interest Rates Non-U.S.	(70,618)	(0.06)
Metals	(230,535)	(0.19)
Softs	(142,182)	(0.11)
Total futures contracts sold	(986,593)	(0.80)

Unrealized Appreciation on Forward Contracts
Currencies	1,214,058	0.98
Metals	264,518	0.21
Total unrealized appreciation on forward contracts	1,478,576	1.19

Unrealized Depreciation on Forward Contracts
Currencies	(3,922,279)	(3.17)
Metals	(541,387)	(0.44)
Total unrealized depreciation on forward contracts	(4,463,666)	(3.61)

Total Fair Value	$(4,231,296)	(3.42)%

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

See accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$12,077,594	$(2,130,785)	$(6,951,398)	$(17,868,933)
Change in unrealized gains (losses) on open positions	(13,040,107)	5,660,099	(4,193,379)	(8,093,054)
	(962,513)	3,529,314	(11,144,777)	(25,961,987)
Interest income	1,266,714	690,398	2,402,065	1,283,104
	304,201	4,219,712	(8,742,712)	(24,678,883)
Expenses:
Brokerage commissions including clearing fees of $24,857, $37,736, $63,352 and $77,781, respectively	1,965,995	1,858,204	3,896,951	3,643,825
Management fees	691,967	644,184	1,361,137	1,266,273
Other	31,903	42,651	67,854	69,632
	2,689,865	2,545,039	5,325,942	4,979,730
Net income (loss)	(2,385,664)	1,674,673	(14,068,654)	(29,658,613)
Additions—Limited Partners	4,718,000	17,089,000	15,546,000	25,604,000
Redemptions—Limited Partners	(8,882,514)	(3,189,198)	(18,033,074)	(5,353,750)
Net increase (decrease) in Partners' Capital	(6,550,178)	15,574,475	(16,555,728)	(9,408,363)
Partners' Capital, beginning of period	130,205,485	122,930,302	140,211,035	147,913,140
Partners' Capital, end of period	$123,655,307	$138,504,777	$123,655,307	$138,504,777
Net asset value per Redeemable Unit (108,958.2937 and 105,830.5802 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$1,134.89	$1,308.74	$1,134.89	$1,308.74
Net income (loss) per Unit of Limited Partnership Interest and General Partner Unit equivalent	$(26.52)	$13.56	$(127.50)	$(326.93)

See accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,385,664)	$1,674,673	$(14,068,654)	$(29,658,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,642,631	531,480	8,860,484	8,630,763
(Increase) decrease in unrealized appreciation on open futures positions	10,057,149	6,449,535	—	154,898
(Increase) decrease in unrealized appreciation on open forward contracts	2,480,806	(5,549,231)	5,006,943	7,437,800
(Increase) decrease in interest receivable	3,764	(7,858)	(50,493)	(69,220)
Increase (decrease) in net unrealized depreciation on open futures contracts	1,246,206	—	(1,900,472)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(744,054)	(6,560,403)	1,086,908	500,356
Accrued expenses:
Increase (decrease) in brokerage commissions	(48,889)	49,130	(99,913)	(105,559)
Increase (decrease) in management fees	(17,639)	25,128	(31,562)	(30,573)
Increase (decrease) in incentive fees	—	—	—	(1,537,143)
Increase (decrease) in other	(34,710)	(93,462)	1,241	(66,481)
Net cash provided by (used in) operating activities	15,199,600	(3,481,008)	(1,195,518)	(14,743,772)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	4,718,000	17,089,000	15,546,000	25,604,000
Payments for redemptions—Limited Partners	(12,897,989)	(3,712,104)	(20,382,984)	(12,721,508)
Net cash provided by (used in) financing activities	(8,179,989)	13,376,896	(4,836,984)	12,882,492
Net change in cash	7,019,611	9,895,888	(6,032,502)	(1,861,280)
Unrestricted cash, at beginning of period	109,884,692	91,355,539	122,936,805	103,112,707
Unrestricted cash, at end of period	$116,904,303	$101,251,427	$116,904,303	$101,251,427

See accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Smith Barney Westport Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2006, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses) *	$(31.39)	$13.52	$(136.09)	$(326.36)
Interest income	11.34	6.70	21.16	13.02
Expenses **	(6.47)	(6.66)	(12.57)	(13.59)
Increase (decrease) for the period	(26.52)	13.56	(127.50)	(326.93)
Net asset Value per Redeemable Unit, beginning of period	1,161.41	1,295.18	1,262.39	1,635.67
Net asset value per Redeemable Unit, end of period	$1,134.89	$1,308.74	$1,134.89	$1,308.74

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(4.3)%	(5.9)%	(4.4)%	(5.8)%
Operating expense	8.1%	8.1%	8.0%	7.8%
Incentive fees	—%	—%	—%	—%
Total expenses	8.1%	8.1%	8.0%	7.8%
Total return:
Total return before incentive fees	(2.3)%	1.0%	(10.1)%	(20.0)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(2.3)%	1.0%	(10.1)%	(20.0)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $5,342,706 and $7,849,063, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005, were $(4,231,296) and $(37,917), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 11.8% from $140,211,035 to $123,655,307. This decrease was attributable to a net loss from operations of $14,068,654, coupled with the redemption of 14,843.7916 Redeemable Units of Limited Partnership Interest totaling $18,033,074, which was partially offset by additional sales of 12,734.5924 Redeemable Units of Limited Partnership Interest totaling $15,546,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2006 the net asset value per Redeemable unit decreased 2.3% from $1,161.41 to $1,134.89 as compared to an increase of 1.0% in the second quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2006 of $962,513. Losses were primarily attributable to the trading of commodity futures in currencies, softs, grains and indices and were partially offset by gains in metals, energy, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $3,529,314. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates and livestock and were partially offset by losses in energy, indices, U.S. interest rates, grains, metals and softs.

The second quarter of 2006 was challenging for the Partnership's Advisor as both financial and commodity markets entered a highly volatile period. Gains earned in interest rate, energy and metals trading were offset by losses in currency, agricultural and stock index trading.

Energy trading was profitable as long positions were helped by rising petroleum prices supported by continuing geopolitical disturbance and short positions benefited from deteriorating fundamentals in natural gas. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure and the Advisor's positions were able to take advantage of these trends.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Sharp price reversals in grains and softs translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

During the Partnership's six months ended June 30, 2006, the Net Asset Value per Redeemable Unit decreased 10.1% from $1,262.39 to $1,134.89 as compared to a decrease of 20.0% during the six months ended June 30, 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2006 of $11,144,777. Losses were primarily attributable to the trading of commodity futures in energy, grains, livestock, currencies and softs and were partially offset by gains in metals, indices, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months of 2005 of $25.961,987. Losses were primarily attributable to the trading of commodity futures in currencies, metals, grains, energy and indices and were partially offset by gains in livestock, softs U.S. and non-U.S. interest rates.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006 increased by $576,316 and $1,118,961, respectively, as compared to the corresponding periods in 2005. The increase is due to higher interest rates during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2006 increased by $107,791 and $253,126, respectively, as compared to the corresponding periods in 2005. The increase in brokerage commissions and fees is due to higher average adjusted net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2006 increased by $47,783 and $94,864, respectively, as compared to the corresponding periods in 2005. The increase in management fees is due to higher average adjusted net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and six months ended June 30, 2006 or 2005.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2006 and the highest, lowest and average values during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2006, the Partnership's total capitalization was $123,655,307. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies – OTC Contracts	$3,936,534	3.18%	$11,085,653	$3,037,061	$8,086,343
Energy	1,203,615	0.97%	1,702,135	422,415	1,293,687
Grains	174,117	0.14%	420,390	133,844	233,385
Interest Rates U.S.	1,700,258	1.38%	2,099,588	610,200	1,836,180
Interest Rates Non–U.S.	1,796,245	1.45%	5,381,213	689,361	2,871,221
Metals
– OTC Contracts	425,250	0.34%	2,187,675	184,275	1,103,063
– Exchange Traded Contracts	112,500	0.09%	358,450	91,150	276,467
Softs	428,085	0.35%	862,905	393,155	578,500
Indices	2,209,388	1.79%	2,424,662	1,349,958	2,055,722
Total	$11,985,992	9.69%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2006, there were additional sales of 3,813.3077 Redeemable Units totaling $4,718,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	3,109.3236	$1,280.84	N/A	N/A
May 1, 2006 - May 31, 2006	3,339.6054	$1,291.91	N/A	N/A
June 1, 2006 - June 30, 2006	515.9075	$1,134.89	N/A	N/A
	6,964.8365	$1,235.88	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe Chief Financial Officer and Director
Date:	August 14, 2006