Form 10-Q
period 2006-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2006-11-14
CIK 1037189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

Yes          No X

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15
PART II — Other Information		16

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $17,314,777 and $20,845,766 in 2006 and 2005, respectively)	$120,243,495	$143,782,571
Net unrealized appreciation on open futures positions	5,054,988	—
Unrealized appreciation on open forward contracts	1,752,489	6,485,519
	127,050,972	150,268,090
Interest receivable	396,234	350,102
	$127,447,206	$150,618,192
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$3,146,678
Unrealized depreciation on open forward contracts	2,952,109	3,376,758
Accrued expenses:
Brokerage commissions	570,603	673,100
Management fees	206,462	238,976
Other	47,277	36,237
Redemptions payable	2,516,591	2,935,408
	6,293,042	10,407,157
Partners' Capital:
General Partner 867.2897 Unit equivalents outstanding in 2006 and 2005, respectively	984,356	1,094,858
Limited Partners, 105,878.1986 and 110,200.2032 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	120,169,808	139,116,177
	121,154,164	140,211,035
	$127,447,206	$150,618,192

See accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital
Grains	$37,938	0.03%
Indices	459,573	0.38
Interest Rates U.S.	2,011,898	1.66
Interest Rates Non-U.S.	1,351,585	1.12
Metals	84,890	0.07
Softs	58,900	0.05

Total futures contracts purchased	4,004,784	3.31

Futures Contracts Sold
Energy	995,908	0.82
Grains	390,379	0.32
Interest Rates Non-U.S.	(164,042)	(0.14)
Metals	(419,305)	(0.35)
Softs	247,264	0.20

Total futures contracts sold	1,050,204	0.85

Unrealized Appreciation on Forward Contracts
Currencies	1,750,989	1.45
Metals	1,500	0.00 *

Total unrealized appreciation on forward contracts	1,752,489	1.45

Unrealized Depreciation on Forward Contracts
Currencies	(2,740,106)	(2.26)
Metals	(212,003)	(0.17)

Total unrealized depreciation on forward contracts	(2,952,109)	(2.43)

Total Fair Value	$3,855,368	3.18%

Percentages are based on Partners' Capital unless otherwise indicated

*	Due to rounding

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

See accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(6,864,549)	$6,596,060	$(13,815,947)	$(11,272,873)
Change in unrealized gains (losses) on open positions	8,086,664	(3,468,263)	3,893,285	(11,561,317)
	1,222,115	3,127,797	(9,922,662)	(22,834,190)
Interest income	1,227,390	880,196	3,629,455	2,163,300
	2,449,505	4,007,993	(6,293,207)	(20,670,890)
Expenses:
Brokerage commissions including clearing fees of $29,043, $32,928, $92,395 and $110,709, respectively	1,746,365	2,093,619	5,643,316	5,737,444
Management fees	609,967	727,611	1,971,104	1,993,884
Other	44,421	65,374	112,275	135,006
	2,400,753	2,886,604	7,726,695	7,866,334
Net income (loss)	48,752	1,121,389	(14,019,902)	(28,537,224)
Additions—Limited Partners	2,845,000	12,464,000	18,391,000	38,068,000
Redemptions—Limited Partners	(5,394,895)	(5,908,386)	(23,427,969)	(11,262,136)
Net increase (decrease) in Partners' Capital	(2,501,143)	7,677,003	(19,056,871)	(1,731,360)
Partners' Capital, beginning of period	123,655,307	138,504,777	140,211,035	147,913,140
Partners' Capital, end of period	$121,154,164	$146,181,780	$121,154,164	$146,181,780
Net Asset Value per Redeemable Unit (106,745.4883 and 110,811.8625 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$1,134.98	$1,319.19	$1,134.98	$1,319.19
Net income (loss) per Unit of Limited Partnership Interest and General Partner Unit equivalent	$0.09	$10.45	$(127.41)	$(316.48)

See accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$48,752	$1,121,389	$(14,019,902)	$(28,537,224)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(5,329,495)	3,092,238	3,530,989	11,723,001
(Increase) decrease in net unrealized appreciation on open futures positions	(5,054,988)	(6,534,569)	(5,054,988)	(6,379,671)
(Increase) decrease in unrealized appreciation on open forward contracts	(273,913)	7,322,497	4,733,030	14,760,297
(Increase) decrease in interest receivable	4,361	(64,003)	(46,132)	(133,223)
Increase (decrease) in net unrealized depreciation on open futures contracts	(1,246,206)	—	(3,146,678)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,511,557)	2,680,335	(424,649)	3,180,691
Accrued expenses:
Increase (decrease) in brokerage commissions	(2,584)	39,439	(102,497)	(66,120)
Increase (decrease) in management fees	(952)	14,473	(32,514)	(16,100)
Increase (decrease) in incentive fees	—	—	—	(1,537,143)
Increase (decrease) in other	9,799	1,150	11,040	(65,331)
Net cash provided by (used in) operating activities	(13,356,783)	7,672,949	(14,552,301)	(7,070,823)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	2,845,000	12,464,000	18,391,000	38,068,000
Payments for redemptions—Limited Partners	(3,463,802)	(4,916,099)	(23,846,786)	(17,637,607)
Net cash provided by (used in) financing activities	(618,802)	7,547,901	(5,455,786)	20,430,393
Net change in unrestricted cash	(13,975,585)	15,220,850	(20,008,087)	13,359,570
Unrestricted cash, at beginning of period	116,904,303	101,251,427	122,936,805	103,112,707
Unrestricted cash, at end of period	$102,928,718	$116,472,277	$102,928,718	$116,472,277

See accompanying Notes to Financial Statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2006, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses) *	$(5.13)	$9.66	$(141.22)	$(316.70)
Interest income	11.20	8.00	32.36	21.02
Expenses **	(5.98)	(7.21)	(18.55)	(20.80)
Increase (decrease) for the period	0.09	10.45	(127.41)	(316.48)
Net Asset Value per Redeemable Unit, beginning of period	1,134.89	1,308.74	1,262.39	1,635.67
Net Asset Value per Redeemable Unit, end of period	$1,134.98	$1,319.19	$1,134.98	$1,319.19

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights (cont):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006	2005
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(3.8)%		(5.6)%	(4.1)%	(5.7)%
Operating expense	7.9%		8.1%	8.0%	7.9%
Incentive fees	—%		—%	—%	—%
Total expenses	7.9%		8.1%	8.0%	7.9%
Total return:
Total return before incentive fees	0.0	%*****	0.8%	(10.1)%	(19.3)%
Incentive fees	—%		—%	—%	—%
Total return after incentive fees	0.0	%*****	0.8%	(10.1)%	(19.3)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $3,764,152 and $7,849,063, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2006 and December 31, 2005, were $3,855,368 and $(37,917), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 13.6% from $140,211,035 to $121,154,164. This decrease was attributable to a net loss from operations of $14,019,902, coupled with the redemption of 19,675.5065 Redeemable Units of Limited Partnership Interest totaling $23,427,969, which was partially offset by additional sales of 15,353.5019 Redeemable Units of Limited Partnership Interest totaling $18,391,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Results of Operations

During the Partnership's third quarter of 2006 the Net Asset Value per Redeemable unit increased 0.01% from $1,134.89 to $1,134.98 as compared to an increase of 0.8% in the third quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2006 of $1,222,115. Gains were primarily attributable to the trading of commodity futures in energy, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, metals, softs and indicies. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $3,127,797. Gains were primarily attributable to the trading of commodity futures in metals, softs, energy, grains and indices and were partially offset by losses in currencies, U.S. and non-U.S. interest rates.

During the quarter, the Fund weathered some unfavorable conditions for the long-term trend following approach. Geopolitical events, extreme weather conditions, and speculation over U.S. interest rate policy caused unfavorable price activity within the sectors traded by the Fund.

In the energy sector, profits were captured when natural gas and crude oil prices tumbled as tensions in the Middle East eased and mild weather in the US allowed inventories to climb toward an all-time high. The fund posted modest profits in the fixed income market as U.S. treasuries had their biggest quarterly gains in four years and European 10-year bonds posted their first quarterly gain since June 2005.

Losses for the Fund were accumulated in currencies, grains, metals, and equity indices. The fund posted gains from trading in Japanese Yen as the dollar strengthened on speculation that Japan's central bank would refrain from raising interest rates again this year. Despite modest gains in August driven by higher global demand estimates, the precious metals sector was unprofitable for the period as prevailing trends reversed. Losses were accumulated as prices in grain markets remained in longstanding ranges throughout the quarter. The Fund also suffered losses in equity indices, many of which reversed to the upside on decreased fears of inflation.

During the Partnership's nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 10.1% from $1,262.39 to $1,134.98 as compared to a decrease of 19.3% during the nine months ended September 30, 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2006 of $9,922,662. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock and softs and were partially offset by gains in U.S. and non-U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months of 2005 of $22,834,190. Losses were primarily attributable to the trading of commodity futures in grains, currencies, metals, U.S. and non-U.S. interest rates and were partially offset by gains in softs, energy, livestock and indices.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2006 increased by $347,194 and $1,466,155, respectively, as compared to the corresponding periods in 2005. The increase is due to higher interest rates during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2006 decreased by $347,254 and $94,128, respectively, as compared to the corresponding periods in 2005. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2006 decreased by $117,644 and $22,780, respectively, as compared to the corresponding periods in 2005. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and nine months ended September 30, 2006 or 2005.

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

Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2006 and the highest, lowest and average values during the three months ended September 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2006, the Partnership's total capitalization was $121,154,164. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies – OTC Contracts	$4,587,773	3.79%	$7,687,673	$3,044,380	$4,532,281
Energy	1,741,600	1.44%	2,151,500	339,300	1,013,833
Grains	287,750	0.24%	348,800	57,425	192,992
Interest Rates U.S.	1,338,850	1.10%	1,505,500	51,800	898,067
Interest Rates Non-U.S.	5,021,494	4.14%	5,742,039	922,000	3,669,001
Metals: – Exchange Traded Contracts	829,500	0.68%	844,500	39,000	564,500
– OTC Contracts	227,194	0.19%	227,194	74,149	125,255
Softs	612,550	0.51%	612,550	298,250	557,283
Indices	1,209,551	1.00%	2,296,482	984,115	1,515,300
Totals	$15,856,262	13.09%

*	Average of month-end Values at Risk

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2006, there were additional sales of 2,618.9095 Redeemable Units totaling $2,845,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	1,250.8848	$1,059.15	N/A	N/A
August 1, 2006 - August 31, 2006	1,363.5303	$1,139.27	N/A	N/A
September 1, 2006 - September 30, 2006	2,217.2998	$1,134.98	N/A	N/A
	4,831.7149	$1,111.13	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006