Form 10-K
period 2006-12-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2007-03-30
CIK 1037189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2006

Commission File Number 000-24111

SMITH BARNEY WESTPORT FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3939393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave. – 25th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant’s telephone number, including area code)

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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer             Accelerated filer            Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $122,671,029 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2007, 86,653.0293 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Smith Barney Westport Futures Fund L.P. (‘‘Partnership’’) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York. The Partnership commenced trading operations on August 1, 1997. The Partnership engages directly or indirectly in speculative trading of commodity interests, including futures contracts, options and forward contracts.

A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997 (commencement of the offering period). Beginning May 30, 1997, 120,000 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between May 30, 1997 and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $404,000 to the Partnership’s trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately continues to offer Redeemable Units. Sales of additional Redeemable Units and additional General Partner contributions for the years ended December 31, 2006, 2005 and 2004, and redemptions of Redeemable Units for the years ended December 31, 2006, 2005 and 2004 are reported in the Statements of Changes in Partners’ Capital on page F-10 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the General Partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners’ contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

The General Partner has entered into a Management Agreement (the ‘‘Management Agreement’’) with John W. Henry & Company, Inc. (‘‘JWH’’), (the ‘‘Advisor’’) who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end adjusted Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

The Partnership has entered into a Customer Agreement with CGM (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a monthly Brokerage Fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units of the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the ‘‘CFTC’’). The Partnership pays for National Futures Association (‘‘NFA’’) fees, exchange, clearing, user, give-up and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

(b)    Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2006, 2005 and 2004 is set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s capital as of December 31, 2006 was $99,986,338.

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

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of his investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The trading advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

The Partnership will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past. The advisor has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.

Item 3.    Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (‘‘FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no administrative, civil or criminal actions pending, on appeal or concluded against CGM or any of its individual principals within the past five years that management believes may have a material impact on CGM’s ability to act as an FCM.

Enron Corp.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, et al. v. ENRON CORP., et al.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. In light of this settlement, plaintiffs in three individual securities actions, which are part of the NEWBY class, have agreed to dismiss their lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES’ RETIREMENT SYSTEM v. BANC OF AMERICA SECURITIES LLC, et al.; HEADWATERS CAPITAL LLC v. LAY, et al.; and VARIABLE ANNUITY LIFE INS. CO. v. CREDIT SUISSE FIRST BOSTON CORP., et al. Plaintiffs in two other cases, not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER v. ENRON CORP., et al. and TOWN OF NEW HARTFORD v. LAY, et al.

A number of other individual actions have been settled and/or dismissed. On October 26, 2006, Citigroup, along with certain other investment bank defendants, agreed to settle an action brought by four Ohio state pension funds that purchased Enron securities, PUBLIC EMPLOYEES RETIREMENT SYSTEM OF OHIO, et al. v. FASTOW, et al. In December 2006, Citigroup agreed to settle three actions brought by various investment funds and insurance companies that purchased Enron securities: AMERICAN NATIONAL INSURANCE COMPANY, et al. v. CITIGROUP INC., et al.; WESTBORO PROPERTIES, LLC, et al. v. CITIGROUP INC., et al.; and RAVENSWOOD I, L.L.C., et al. v. CITIGROUP INC., et al. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the ten cases on January 5, 2007.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breach of fiduciary duty; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc. Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled all but four of the WorldCom-related individual actions. One of the four remaining actions, HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions. Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports concerning seven issuers: AT&T Corp. (‘‘AT&T’’), Winstar Communications, Inc. (‘‘Winstar’’), Level 3 Communications, Inc. (‘‘Level 3’’), Metromedia Fiber Network, Inc. (‘‘MFN’’), XO Communications, Inc. (‘‘XO’’), Williams Communications Group Inc. (‘‘Williams’’), and Focal Communications, Inc. (‘‘Focal’’). These putative class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

Citigroup has settled five of the seven actions. On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In re SALOMON ANALYST AT&T LITIGATION. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In re SALOMON ANALYST

LEVEL 3 LITIGATION, In re SALOMON ANALYST XO LITIGATION, and In re SALOMON ANALYST WILLIAMS LITIGATION, respectively. On November 14, 2006, the court preliminarily approved Citigroup’s settlement of the Focal action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP. A hearing on the final approval of the Focal settlement was scheduled for March 23, 2007.

The Winstar action, In re SALOMON ANALYST WINSTAR LITIGATION, was dismissed with prejudice in its entirety on January 6, 2005. The MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION, remains pending. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit.

Global Crossing, Ltd. In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Qwest-related Actions. Beginning in 2003, Citigroup and CGM (along with, in many cases, other investment banks, certain Qwest officers and directors and accountants) were named as defendants in a series of actions alleging violations of state and federal securities laws in connection with the underwriting of, and research analyst reports concerning, Qwest Communications International Inc. (‘‘Qwest’’). Citigroup either settled or obtained dismissal of several such cases. In October 2006, Citigroup settled the two remaining Qwest-related actions: CALIFORNIA STATE TEACHERS’ RETIREMENT SYSTEM v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al., and STATE UNIVERSITIES RETIREMENT SYSTEM OF ILLINOIS v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al.

Customer Class Actions. On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain customers who maintained guided portfolio management accounts at Smith Barney.

In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court.

Arbitrations. In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the ‘‘Citigroup Parties’’). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim has been filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to re-plead state law claims of unjust enrichment).

Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and self regulatory agencies. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the matter could not proceed as a class action. The plaintiffs filed a petition for rehearing in January 2007.

IPO Antitrust Litigation

Beginning in March 2001, several putative class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the District Court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the District Court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the District Court’s decision and ordered the cases remanded to the District Court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

Auction Rate Securities

On May 31, 2006, the Securities and Exchange Commission (the ‘‘SEC’’) instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings, and penalties. CGM paid a penalty of $1.5 million.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)    Market Information. The Partnership has issued no stock. There is no public market for the
Redeemable Units of Limited Partnership Interest.

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2006 was 2,235.

(c)    Dividends. The Partnership did not declare a distribution in 2006 or 2005.

(d)    Use of Proceeds. For the twelve months ended December 31, 2006, there were additional sales of 16,128.6388 Redeemable Units of Limited Partnership Interest totaling $19,236,000. For the twelve months ended December 31, 2005, there were additional sales of 37,880.5385 Redeemable Units of Limited Partnership Interest totaling $50,041,000. For the twelve months ended December 31, 2004, there were additional sales of 26,652.4607 Redeemable Units of Limited Partnership Interest totaling $37,090,000 and General Partner contributions representing 119.1751 Unit equivalents totaling $164,421.

(e)    Compensation Plans. None

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and total assets at December 31, 2006, 2005, 2004, 2003 and 2002 were as follows:

	2006	2005	2004	2003	2002
Net realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $7,233,501, $7,944,380, $7,192,392, $6,542,801, and $4,329,291, respectively	$(26,458,364)	$(34,957,024)	$21,215,446	$5,007,853	$22,815,900

Interest income	4,756,761	3,230,856	1,214,428	865,763	899,995

	$(21,701,603)	$(31,726,168)	$22,429,874	$5,873,616	$23,715,895

Net income (loss)	$(24,393,333)	$(34,706,583)	$18,236,957	$2,447,241	$18,056,103

Increase (decrease) in Net Asset Value per Redeemable Unit	$(226.91)	$(373.28)	$176.48	$61.07	$301.42

Total assets	$107,005,810	$150,618,192	$162,437,106	$117,205,773	$88,640,758

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to JWH. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

JWH trades its Strategic Allocation Program (‘‘SAP’’) on behalf of the Partnership. SAP’s objective is capital appreciation with the reduction of the volatility and risk of loss that typically would be associated with an investment in any one JWH investment program.

JWH currently operates 9 investment programs including SAP. Any or all of the other ten programs may be included in SAP from time to time. Each investment program has distinctive style, timing, and market characteristics. SAP program selection and allocations are made at the discretion of the JWH Investment Policy Committee.

As of December 31, 2006, the Partnership’s assets were allocated among the JWH programs as follows:

Percentage Allocation in the Partnership as of December 31, 2006
Broadly Diversified Programs
• JWH GlobalAnalytics® Family of Programs	25%
Financial Programs
• Financial and Metals Portfolio	25%
• Worldwide Bond Program	20%
Foreign Exchange Programs
• Dollar Program	10%
Multiple Style Programs
• Currency Strategic Allocation Program	20%

The allocation of SAP’s assets among the investment programs, as well as the selection of the programs used for SAP, is dynamic. While JWH’s individual investment programs are technical, trend-following programs, the selection of programs as well as the allocation of assets among the programs in SAP are entirely discretionary.

As a managed futures Partnership, the Partnership’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives. Based on 2005 results, the General Partner continues to believe the Advisor and the trading of SAP have met the Partnership’s objectives and expects to continue to allocate the Partnership’s assets to the Advisor and this program unless otherwise indicated.

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

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as ‘‘pyramiding’’, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term ‘‘spread’’ or ‘‘straddle’’ describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term ‘‘churning’’ refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s assets is CGM.

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also ‘‘Item 8. Financial Statements and Supplementary Data’’ for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)    Capital resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2006, 30,635.4400 Redeemable Units of Limited Partnership Interest were redeemed totaling $35,067,364. For the year ended December 31, 2005, 17,242.6749 Redeemable Units of Limited Partnership Interest were redeemed totaling $23,036,522. For the year ended December 31, 2004, 14,309.9649 Redeemable Units of Limited Partnership Interest were redeemed totaling $21,348,338.

For the year ended December 31, 2006, there were additional sales of 16,128.6388 Redeemable Units of Limited Partnership Interest totaling $19,236,000. For the year ended December 31, 2005, there were additional sales of 37,880.5385 Redeemable Units of Limited Partnership Interest totaling $50,041,000. For the year ended December 31, 2004, there were additional sales of 26,652.4607 Redeemable Units of Limited Partnership Interest totaling $37,090,000 and General Partner contributions representing 119.1751 Unit equivalents totaling $164,421.

(c)    Results of Operations.

For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit decreased 18.0% from $1,262.39 to $1,035.48. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 22.8% from $1,635.67 to $1,262.39. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 12.1% from $1,459.19 to $1,635.67.

The Partnership experienced a net trading loss before brokerage commissions and related fees in the year ended December 31, 2006 of $19,224,863. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock and softs and were partially offset by gains U.S. interest rates, metals and indices.

Trading results in 2006 were characterized by several price trend reversals in the financial and commodity markets. Although some directional trends emerged in the early part of the year, the trends did not last and major price corrections occurred in the summer, especially in currencies, metals and equity indices. Gains were made in equity indices and metals while losses were realized in currencies, interest rates, energy and agricultural sectors.

Gains were made in the metals sector as the trading Advisor was able to capture the uptrend in the prices earlier in the year while minimizing losses during correction in the later part of the year. Modest gains were made in the equity indices as rising global equity valuations were supported by increased optimism over economic growth and lower energy prices towards the later part of the year.

The losses mainly stemmed from currency trading. The currency market remained difficult as economic data and inflationary concerns perplexed directional trading. Losses were realized in the domestic and global fixed income market as inflationary pressure remained high and markets speculated about the future changes in the interest rates. The Partnership also suffered losses in the agricultural sector as alternating meteorological conditions between drought and rainfall contributed to irregular price developments. The energy sector was also unprofitable as imbalances in supply and demand and geopolitical uncertainties produced unfavorable trading conditions.

The Partnership experienced net trading losses of $27,012,644 before commissions and expenses in 2005. Losses were primarily attributable to the trading of currencies, energy, grains and U.S. and non-U.S. interest rates and were partially offset by gains recognized in the trading of livestock, metals, softs and indices.

Trading results for the year 2005 were characterized by several events that made it extraordinarily difficult for the Advisor’s program to trade successfully and to retain profits when earned. While profitable trading did occur in the stock index and softs sectors, these relatively slight gains were offset by losses experienced in the other sectors.

In financial markets, foreign stock market indices were the most profitable sector for the partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums. More than offsetting these gains were losses in U.S. and non-U.S. interest rate contract trading.

Currency trading was also unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the advisors at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese government’s decision to revalue the Chinese yuan.

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

The energy markets provided profitable trading for much of the year with crude oil and natural gas prices dramatically reaching their peaks post Hurricanes Katrina and Rita. Prices had risen so much, so quickly, however, that an unexpected reaction was for prices to trade in a wide range over the latter four months of the year. These types of markets were not conducive to profitable trading for advisor’s trend-following strategies and resulted in a loss for the full year.

Overall, it was a particularly difficult year for the Partnership’s Advisor with periods of favorable market conditions abruptly dashed by single events and prolonged volatility.

The Partnership experienced net trading gains of $28,407,838 before commissions and expenses in 2004. Gains were primarily attributable to the trading of energy, grains and U.S. and non-U.S. interest rates and were partially offset by losses recognized in the trading of currencies, livestock, metals, softs and indices.

In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holder, creditors, and regulators, is free of material errors.

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners’ capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership’s spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers’ quotes. The General Partner expects that under normal circumstances substantially all of the Partnership’s assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Introduction

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized). Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2006 and 2005, and the highest, lowest and average value at any point during the year and the average value for the twelve months ended December 31, 2006 and 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2006, the Partnership’s total capitalization was $99,986,338.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$7,390,327	7.39%	$11,837,074	$3,037,061	6,346,862
Energy	879,900	0.88%	3,416,900	97,500	1,131,542
Grains	124,650	0.12%	550,800	57,425	213,069
Interest Rates U.S.	1,033,600	1.03%	1,636,400	51,800	1,045,482
Interest Rates Non-U.S.	2,827,454	2.83%	5,742,039	689,361	2,795,388
Metals
— Exchange Traded Contracts	378,000	0.38%	1,620,500	39,000	659,493
— OTC Contracts	348,317	0.35%	814,529	91,150	255,717
Softs	491,680	0.49%	926,697	294,125	461,101
Indices	1,828,299	1.83%	2,869,145	946,786	1,804,010
Totals	$15,302,227	15.30%

*	annual average based on month-end Value at Risk

As of December 31, 2005, the Partnership’s total capitalization was $140,211,035.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
— OTC Contracts	$6,800,626	4.85%	$11,804,303	$3,822,692	$7,861,693
Energy	3,498,250	2.50%	7,448,800	1,368,140	4,922,746
Grains	188,814	0.14%	538,781	87,544	278,048
Interest rates U.S.	1,011,400	0.72%	1,672,900	173,202	1,159,162
Interest rates Non-U.S.	1,805,339	1.29%	5,666,235	1,160,669	3,288,204
Livestock	40,600	0.03%	95,550	2,400	54,400
Metals
— Exchange Traded Contracts	1,096,000	0.78%	1,189,500	140,000	792,833
— OTC Contracts	814,529	0.58%	1,574,924	405,660	902,562
Softs	786,482	0.56%	1,014,563	378,496	716,569
Indices	2,684,916	1.91%	3,010,026	1,275,613	2,219,883
Total	$18,726,956	13.36%

*	annual average based on month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this ‘‘risk of ruin.’’

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2006, by market sector.

Interest Rates.    Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies.    The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices.    The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of

December 31, 2005, the Partnership’s primary exposures were in the EUREX and E-Mini NASDAQ stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals.    The Partnership’s primary metal market exposure is to fluctuations in the price of gold, aluminum and copper. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership.

Softs.    The Partnership’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2006.

Energy.    The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006.

Foreign Currency Balances.    The Partnership’s primary foreign currency balances are in Japanese yen, Euro dollar and Canadian dollar. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

The General Partner monitors the Partnership’s performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY WESTPORT FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management’s Report on Internal Control over Financial Reporting	F-3
Reports of Independent Registered Public Accounting Firm	F-4 - F-5
Financial Statements: Statements of Financial Condition at December 31, 2006 and 2005	F-6
Condensed Schedules of Investments at December 31, 2006 and 2005	F-7 - F-8
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004	F-9
Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004	F-10
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-11
Notes to Financial Statements	F-12 - F-15
Selected Unaudited Quarterly Financial Data	F-16

To the Limited Partners of
Smith Barney Westport Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney Westport Futures Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Smith Barney Westport Futures Fund L.P. (the ‘‘Partnership’’), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Partnership’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, the Partnership’s independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Partners
Smith Barney Westport Futures Fund L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Smith Barney Westport Futures Fund L.P. (the ‘‘Partnership’’) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Smith Barney Westport Futures Fund L.P. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership, including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 22, 2007 expressed an unqualified opinion on those financial statements.

New York, New York
March 22, 2007

Report of Independent Registered Public Accounting Firm

The Partners
Smith Barney Westport Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Smith Barney Westport Futures Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 22, 2007

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $16,211,297 and $20,845,766 in 2006 and 2005, respectively) (Note 3c)	$104,610,425	$143,782,571
Unrealized appreciation on open forward contracts	2,043,438	6,485,519
	106,653,863	150,268,090
Interest receivable (Note 3c)	351,947	350,102
	$107,005,810	$150,618,192
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$749,120	$3,146,678
Unrealized depreciation on open forward contracts	612,760	3,376,758
Accrued expenses:
Commissions (Note 3c)	484,201	673,100
Management fees (Note 3b)	175,224	238,976
Professional fees	18,999	24,877
Other	6,541	11,360
Redemptions payable (Note 5)	4,972,627	2,935,408
	7,019,472	10,407,157
Partners’ capital (Notes 1 and 5):
General Partner, 867.2897 Unit equivalents outstanding in 2006 and 2005	898,061	1,094,858
Limited Partners, 95,693.4020 and 110,200.2032 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	99,088,277	139,116,177
	99,986,338	140,211,035
	$107,005,810	$150,618,192

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006

Futures Contracts Purchased	Fair Value	% of Partners’ Capital
Grains	$138,532	0.14%
Indices	208,366	0.21
Interest Rates U.S.	(1,746,638)	(1.75)
Interest Rates Non-U.S.	(899,941)	(0.90)
Softs	212,995	0.21

Total futures contracts purchased	(2,086,686)	(2.09)

Futures Contracts Sold
Energy	902,837	0.90
Interest Rates Non-U.S.	611,571	0.61
Metals	(214,660)	(0.21)
Softs	37,818	0.04

Total futures contracts sold	1,337,566	1.34

Unrealized Appreciation on Open Forward Contracts
Currencies	1,814,888	1.81
Metals	228,550	0.23

Total Unrealized Appreciation on Open Forward Contracts	2,043,438	2.04

Unrealized Depreciation on Open Forward Contracts
Currencies	(494,328)	(0.49)
Metals	(118,432)	(0.12)

Total Unrealized Depreciation on Open Forward Contracts	(612,760)	(0.61)

Total Fair Value	$681,558	0.68%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005

Futures Contracts Purchased	Fair Value	% of Partners’ Capital
Energy	$(4,684,950)	(3.34)%
Grains	4,100	0.00 *
Interest Rates Non-U.S.	1,837	0.00 *
Livestock	55,100	0.04
Softs	1,275,291	0.91
Metals	1,881,960	1.34
Indices	776,264	0.55

Total futures contracts purchased	(690,398)	(0.50)

Futures Contracts Sold
Energy	(360,632)	(0.26)
Grains	(177,716)	(0.13)
Interest Rates U.S.	(483,562)	(0.34)
Interest Rates Non-U.S.	(814,464)	(0.58)
Softs	(619,906)	(0.44)

Total futures contracts sold	(2,456,280)	(1.75)

Unrealized Appreciation on Open Forward Contracts
Currencies	4,276,642	3.05
Metals	2,208,877	1.58

Total Unrealized Appreciation on Open Forward Contracts	6,485,519	4.63

Unrealized Depreciation on Open Forward Contracts
Currencies	(2,746,981)	(1.96)
Metals	(629,777)	(0.45)

Total Unrealized Depreciation on Open Forward Contracts	(3,376,758)	(2.41)

Total Fair Value	$(37,917)	(0.03)%

Percentages are based on Partners’ Capital unless otherwise indicated.

* Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(19,944,338)	$(8,133,061)	$20,071,403
Change in unrealized gains (losses) on open positions	719,475	(18,879,583)	8,336,435
	(19,224,863)	(27,012,644)	28,407,838
Interest income (Note 3c)	4,756,761	3,230,856	1,214,428
	(14,468,102)	(23,781,788)	29,622,266
Expenses:
Brokerage commissions including clearing fees of $118,313, $137,438 and $151,163, respectively (Note 3c)	7,233,501	7,944,380	7,192,392
Management fees (Note 3b)	2,528,335	2,762,872	2,476,563
Incentive fees (Note 3b)	—	—	1,601,591
Professional fees	129,655	158,537	98,847
Other expenses	33,740	59,006	15,916
	9,925,231	10,924,795	11,385,309
Net income (loss)	$(24,393,333)	$(34,706,583)	$18,236,957
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(226.91)	$(373.28)	$176.48

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2006, 2005 and 2004

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2003	$112,678,459	$1,091,641	$113,770,100
Net income	18,074,419	162,538	18,236,957
Sale of 26,652.4607 Redeemable Units of Limited Partnership Interest and General Partner contribution representing 119.1751 Unit equivalents	37,090,000	164,421	37,254,421
Redemption of 14,309.9649 Redeemable Units of Limited Partnership Interest	(21,348,338)	—	(21,348,338)
Partners’ Capital at December 31, 2004	146,494,540	1,418,600	147,913,140
Net loss	(34,382,841)	(323,742)	(34,706,583)
Sale of 37,880.5385 Redeemable Units of Limited Partnership Interest	50,041,000	—	50,041,000
Redemption of 17,242.6749 Redeemable Units of Limited Partnership Interest	(23,036,522)	—	(23,036,522)
Partners’ Capital at December 31, 2005	139,116,177	1,094,858	140,211,035
Net loss	(24,196,536)	(196,797)	(24,393,333)
Sale of 16,128.6388 Redeemable Units of Limited Partnership Interest	19,236,000	—	19,236,000
Redemption of 30,635.4400 Redeemable Units of Limited Partnership Interest	(35,067,364)	—	(35,067,364)
Partners Capital at December 31, 2006	$99,088,277	$898,061	$99,986,338

Net Asset Value per Redeemable Unit:

2004:	$1,635.67
2005:	$1,262.39
2006:	$1,035.48

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(24,393,333)	$(34,706,583)	$18,236,957
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,634,469	15,499,403	(11,018,763)
(Increase) decrease in net unrealized appreciation on open futures positions	—	2,030,857	(811,330)
(Increase) decrease in unrealized appreciation on open forward contracts	4,442,081	14,291,053	(10,088,494)
(Increase) decrease in interest receivable	(1,845)	(178,301)	(114,374)
Increase (decrease) in net unrealized depreciation on open futures positions	(2,397,558)	3,146,678	—
Increase (decrease) in unrealized depreciation on open forward contracts	(2,763,998)	(589,005)	2,563,389
Accrued expenses:
Increase (decrease) in commissions	(188,899)	(65,134)	197,289
Increase (decrease) in management fees	(63,752)	(23,789)	70,770
Increase (decrease) in incentive fees	—	(1,537,143)	1,537,143
Increase (decrease) in professional fees	(5,878)	(40,378)	6,932
Increase (decrease) in other	(4,819)	2,311	1,795
Net cash provided by (used in) operating activities	(20,743,532)	(2,170,031)	581,314
Cash flows from financing activities:
Proceeds from additions—Limited Partners	19,236,000	50,041,000	37,090,000
Proceeds from additions—General Partner	—	—	164,421
Payments for redemptions—Limited Partners	(33,030,145)	(28,046,871)	(14,637,363)
Net cash provided by (used in) financing activities	(13,794,145)	21,994,129	22,617,058
Net change in unrestricted cash	(34,537,677)	19,824,098	23,198,372
Unrestricted cash, at beginning of year	122,936,805	103,112,707	79,914,335
Unrestricted cash, at end of year	$88,399,128	$122,936,805	$103,112,707

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

Smith Barney Westport Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 120,000 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) during the initial offering period. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

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

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Fnancial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. Management does not believe that the application of this standard will have a material impact on the financial statements of the Partnership.

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements

d.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a Management Agreement with John W. Henry & Company, Inc. (‘‘JWH’’) (the ‘‘Advisor’’), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

c.    Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in this Partnership. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held for margin requirements was $16,211,297 and $20,845,766, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2006 and 2005, based on a monthly calculation, was $3,139,285 and $7,849,063, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements

Redeemable Units at their Net Asset Value as of the last day of each month on 10 days notice to the General Partner. No fee will be charged for redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Net realized and unrealized gains (losses)*	$(245.71)	$(375.37)	$209.63
Interest income	43.17	30.32	13.50
Expenses**	(24.37)	(28.23)	(46.65)
Increase (decrease) for the year	(226.91)	(373.28)	176.48
Net Asset Value per Redeemable Unit, beginning of year	1,262.39	1,635.67	1,459.19
Net Asset Value per Redeemable Unit, end of year	$1,035.48	$1,262.39	$1,635.67

* Includes brokerage commissions

** Excludes brokerage commissions

Ratios to Average Net Assets :
Net investment loss before incentive fees***	(4.1)%	(5.6)%	(7.1)%
Operating expenses	8.0%	8.0%	8.1%
Incentive fees	—%	—%	1.3%
Total expenses	8.0%	8.0%	9.4%
Total return:
Total return before incentive fees	(18.0)%	(22.8)%	13.3%
Incentive fees	—%	—%	(1.2)%
Total return after incentive fees	(18.0)%	(22.8)%	12.1%

*** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s assets is CGM.

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(9,765,080)	$703,140	$(1,661,794)	$(10,977,869)
Net income (loss)	$(10,373,431)	$48,752	$(2,385,664)	$(11,682,990)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(99.50)	$0.09	$(26.52)	$(100.98)

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(5,317,834)	$1,914,374	$2,361,508	$(30,684,216)
Net income (loss)	$(6,169,359)	$1,121,389	$1,674,673	$(31,333,286)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(56.80)	$10.45	$13.56	$(340.49)

PART III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

The General Partner of the Partnership, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

Management’s report on internal control over financial reporting and KPMG LLP’s related opinion are included in the Partnership’s annual financial statements under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Item 9B.	Other Information

None

Item 10.	Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by John W. Henry & Company, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.	Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ Brokerage commissions and clearing fees of $7,233,501 were earned for the year ended December 31, 2006. Management fees of $2,528,335 were earned by the Advisor for the year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a)     Security ownership of certain beneficial owners. As of March 1, 2007, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 867.2897 Units (0.90%) of Limited Partnership Interest as of December 31, 2006.

Principals who owned Redeemable Units of the Partnership. *Daniel R. McAuliffe Jr. 16.6546 Redeemable Units. As of March 22, 2007 Daniel R. McAuliffe Jr. was no longer a Director of the General Partners.

(c)    Changes in control. None.

Item 13.	Certain Relationship and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under ‘‘Item 1. Business’’ and ‘‘Item 11. Executive Compensation.’’

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2006 $56,250

2005 $35,000

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2006 $7,606

2005 $7,606

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2006 and 2005.

Condensed Schedules of Investments at December 31, 2006 and 2005.

Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004.

Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004.

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Financial Statements.

(2) Exhibits:

3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.2	Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.5	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 1999 (previously filed).

10.6	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2000 (previously filed).

10.7	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2001 (previously filed).

10.8	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2002 (previously filed).

10.9	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2003 (previously filed).

10.10	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2004 (previously filed).

10.11	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2005 (previously filed).

10.12	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2006 (filed herein).

16.1	Letter from PricewaterhouseCoopers LLP (previously filed).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2007.

Smith Barney Westport Futures Fund L.P.

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By    /s/ Jerry Pascucci
           Jerry Pascucci, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci
Jerry Pascucci
President and Director

/s/ David Vogel
David Vogel
Director

/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

/s/ Steven Ciampi
Steven Ciampi
Director

/s/ Shelley Ullman
Shelley Ullman
Director

/s/ Ihor Rakowsky
Ihor Rakowsky
Secretary and Director

/s/ Daryl Dewbrey
Daryl Dewbrey
Director

/s/ Raymond Nolte
Raymond Nolte
Director