Form 10-Q
period 2007-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2007-05-14
CIK 1037189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

Yes          No X

As of April 30, 2007, 81,329.3087 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2007 and 2006 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	16
PART II — Other Information		17

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,369,433 and $16,211,297 in 2007 and 2006, respectively)	$80,230,442	$104,610,425
Net unrealized appreciation on open futures positions	177,854	—
Unrealized appreciation on open forward contracts	1,004,856	2,043,438
	81,413,152	106,653,863
Interest receivable	292,096	351,947
	$81,705,248	$107,005,810
Liabilities and Partners’ Capital
Liabilities:
Net unrealized depreciation on open futures positions	$—	$749,120
Unrealized depreciation on open forward contracts	1,947,791	612,760
Accrued expenses:
Brokerage commissions	365,555	484,201
Management fees	132,258	175,224
Other expenses	37,384	25,540
Redemptions payable	2,507,033	4,972,627
	4,990,021	7,019,472
Partners’ Capital:
General Partner 390.1941 and 867.2897 Unit equivalents outstanding in 2007 and 2006, respectively	352,232	898,061
Limited Partners, 84,593.2365 and 95,693.4020 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	76,362,995	99,088,277
	76,715,227	99,986,338
	$81,705,248	$107,005,810

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners’ Capital
Energy	$191,750	0.25%
Grains	(27,846)	(0.04)
Indices	24,513	0.03
Interest Rates U.S.	(138,869)	(0.18)
Interest Rates Non-U.S.	(39,553)	(0.05)
Livestock	(2,750)	(0.00)*
Metals	5,050	0.00 *
Softs	(1,875)	(0.00)*
Total futures contracts purchased	10,420	0.01

Futures Contracts Sold
Grains	85,488	0.11
Interest Rates Non-U.S.	22,367	0.03
Metals	(14,900)	(0.02)
Softs	74,479	0.10
Total futures contracts sold	167,434	0.22

Unrealized Appreciation on Forward Contracts
Currencies	741,259	0.97
Metals	263,597	0.34
Total Unrealized Appreciation on Forward Contracts	1,004,856	1.31

Unrealized Depreciation on Forward Contracts
Currencies	(1,383,637)	(1.80)
Metals	(564,154)	(0.74)
Total Unrealized Depreciation on Forward Contracts	(1,947,791)	(2.54)

Total Fair Value	$(765,081)	(1.00)%

Percentages are based on Partners’ Capital unless otherwise indicated.

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

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

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(9,708,181)	$(19,028,992)
Change in unrealized gains (losses) on open positions	(1,446,639)	8,846,728
	(11,154,820)	(10,182,264)
Interest income	914,079	1,135,351
	(10,240,741)	(9,046,913)
Expenses:
Brokerage commissions including clearing fees of $24,815 and $38,495, respectively	1,279,294	1,930,956
Management fees	446,060	669,170
Other expenses	33,133	35,951
	1,758,487	2,636,077
Net loss	(11,999,228)	(11,682,990)
Additions—Limited Partners	1,449,000	10,828,000
Redemptions—General Partner	(430,679)	—
Redemptions—Limited Partners	(12,290,204)	(9,150,560)
Net decrease in Partners’ Capital	(23,271,111)	(10,005,550)
Partners’ Capital, beginning of period	99,986,338	140,211,035
Partners’ Capital, end of period	$76,715,227	$130,205,485
Net Asset Value per Redeemable Unit (84,983.4306 and 112,109.8225 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$902.71	$1,161.41
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(132.77)	$(100.98)

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,999,228)	$(11,682,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	11,841,864	4,217,853
(Increase) decrease in net unrealized appreciation on open futures positions	(926,974)	(13,203,827)
(Increase) decrease in unrealized appreciation on open forward contracts	1,038,582	2,526,137
(Increase) decrease in interest receivable	59,851	(54,257)
Increase (decease) in unrealized depreciation on open forward contracts	1,335,031	1,830,962
Accrued expenses:
Increase (decrease) in commissions	(118,646)	(51,024)
Increase (decrease) in management fees	(42,966)	(13,923)
Increase (decrease) in other	11,844	35,951
Net cash provided by (used in) operating activities	1,199,358	(16,395,118)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	1,449,000	10,828,000
Payments from redemptions—General Partner	(430,679)	—
Payments for redemptions—Limited Partners	(14,755,798)	(7,484,995)
Net cash provided by (used in) financing activities	(13,737,477)	3,343,005
Net change in unrestricted cash	(12,538,119)	(13,052,113)
Unrestricted cash, at beginning of period	88,399,128	122,936,805
Unrestricted cash, at end of period	$75,861,009	$109,884,692

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2007, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized losses *	$(137.49)	$(104.70)
Interest income	9.91	9.82
Expenses **	(5.19)	(6.10)
Decrease for the period	(132.77)	(100.98)
Net Asset Value per Redeemable Unit, beginning of period	1,035.48	1,262.39
Net Asset Value per Redeemable Unit, end of period	$902.71	$1,161.41

*	Includes brokerage commissions
**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Ratios to average net assets:***
Net investment loss before incentive fees****	(3.9)%	(4.6)%
Operating expense	8.1%	8.0%
Incentive fees	—%	—%
Total expenses	8.1%	8.0%
Total return:
Total return before incentive fees	(12.8)%	(8.0)%
Incentive fees	—%	—%
Total return after incentive fees	(12.8)%	(8.0)%

***	Annualized (other than incentive fee)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2007 and December 31, 2006, based on a monthly calculation, were $(620,815) and $3,139,285, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2007 and December 31, 2006, were $(765,081) and $681,558, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
March 31, 2007
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

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 23.3% from $99,986,338 to $76,715,227. This decrease was attributable to a net loss from operations of $11,999,228, coupled with the redemption of 12,525.7865 Redeemable Units of Limited Partnership Interest totaling $12,290,204, and General Partners equivalent Units of 477.0956 totaling $430,679, which was partially offset by additional sales of 1,425.6210 Redeemable Units of Limited Partnership Interest totaling $1,449,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007 the Net Asset Value per Redeemable Unit decreased 12.8% from $1,035.48 to $902.71 as compared to a decrease of 8.0% in the first quarter of 2006. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the first quarter of 2007 of $11,154,820. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2006 of $10,182,264. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains and livestock and were partially offset by gains in metals, softs, indices, U.S. and non-U.S. interest rates.

The first quarter of 2007 presented a challenging trading environment to the trading Advisor due to several short-term price reversals triggered by a precipitous decline in the world equity markets towards the end of February. The price reversals caused a sharp increase in the short-term correlation among several sectors thereby eliminating the diversification benefits. The Partnership registered losses in trading currency, energy, metals, fixed income, agricultural products and stock indices, although the Partnership was briefly profitable in the fixed income sector in the early part of the quarter.

Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as the Japanese Yen and British Pound. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. In the energy markets, losses were accumulated due to the unanticipated price movement across the petroleum complex as strong fundamental supply storage data were overshadowed by geopolitical concerns and unpredictable weather conditions. Correction of precious metals also followed through to March against the Partnership’s long positions, rendering losses for the Partnership.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2007 decreased by $221,272, as compared to the corresponding period in 2006. The decrease is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2007 decreased by $651,662, as compared to the corresponding period in 2006. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2007 decreased by $223,110, as compared to the corresponding period in 2006. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2007 and 2006.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2007 and the highest, lowest and average values during the three months ended March 31, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2007, the Partnership’s total capitalization was $76,715,227. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$1,514,102	1.97%	$6,399,312	$1,514,102	2,537,857
Energy	614,950	0.80%	1,495,500	154,200	650,196
Grains	192,152	0.25%	483,150	111,070	301,911
Interest Rates U.S.	184,800	0.24%	1,005,500	34,600	343,301
Interest Rates Non -U.S.	647,762	0.84%	4,460,401	647,762	1,524,851
Livestock	29,450	0.04%	56,250	9,887	34,350
Metals:
– Exchange Traded Contracts	107,833	0.14%	720,000	67,400	375,694
– OTC Contracts	172,230	0.23%	448,535	172,204	267,490
Softs	238,250	0.31%	580,020	229,590	274,382
Indices	269,284	0.35%	1,825,166	183,214	655,847
Total	$3,970,813	5.17%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2007, there were additional sales of 1,425.6210 Redeemable Units totaling $1,449,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	5,914.9504	$1,021.61	N/A	N/A
February 1, 2007 - February 28, 2007	4,310.7021	$967.61	N/A	N/A
March 1, 2007 - March 31, 2007	2,777.2296	$902.71	N/A	N/A
	13,002.8821	$963.98

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007