Form 10-Q
period 2007-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2007-08-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number 000-24111

SMITH BARNEY WESTPORT FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-3939393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC 731 Lexington Avenue – 25th Fl. New York, New York 10022
(Address of principal executive offices) (Zip Code)

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

Yes          No X

As of July 31, 2007, 69,653.7007 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $6,484,494 and $16,211,297 in 2007 and 2006, respectively)	$74,759,388	$104,610,425
Net unrealized appreciation on open futures positions	1,827,086	—
Unrealized appreciation on open forward contracts	837,260	2,043,438
	77,423,734	106,653,863
Interest receivable	225,651	351,947
	$77,649,385	$107,005,810
Liabilities and Partners’ Capital
Liabilities:
Net unrealized depreciation on open futures positions	$—	$749,120
Unrealized depreciation on open forward contracts	1,261,939	612,760
Accrued expenses:
Brokerage commissions	350,109	484,201
Management fees	126,699	175,224
Other expenses	18,065	25,540
Redemptions payable	5,871,160	4,972,627
	7,627,972	7,019,472
Partners’ Capital:
General Partner 390.1941 and 867.2897 Unit equivalents outstanding in 2007 and 2006, respectively	372,382	898,061
Limited Partners, 72,980.8555 and 95,693.4020 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	69,649,031	99,088,277
	70,021,413	99,986,338
	$77,649,385	$107,005,810

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners’ Capital
Energy	$272,864	0.39%
Grains	127,958	0.18
Indices	102,290	0.15
Interest Rates U.S.	454,803	0.65
Livestock	(19,600)	(0.03)
Metals	7,400	0.01
Softs	104,510	0.15
Total Futures Contracts Purchased	1,050,225	1.50

Futures Contracts Sold
Energy	212,910	0.30
Grains	26,462	0.04
Interest Rates Non-U.S.	615,578	0.88
Livestock	2,040	0.00 *
Metals	(6,055)	(0.01)
Softs	(74,074)	(0.11)
Total Futures Contracts Sold	776,861	1.10

Unrealized Appreciation on Open Forward Contracts
Currencies	767,191	1.10
Metals	70,069	0.10
Total Unrealized Appreciation on Open Forward Contracts	837,260	1.20

Unrealized Depreciation on Open Forward Contracts
Currencies	(1,026,505)	(1.47)
Metals	(235,434)	(0.33)
Total Unrealized Depreciation on Open Forward Contracts	(1,261,939)	(1.80)
Total Fair Value	$1,402,407	2.00%

*	Due to rounding

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

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$2,845,135	$12,077,594	$(6,863,046)	$(6,951,398)
Change in unrealized gains (losses) on open positions	2,167,488	(13,040,107)	720,849	(4,193,379)
	5,012,623	(962,513)	(6,142,197)	(11,144,777)
Interest income	716,528	1,266,714	1,630,607	2,402,065
	5,729,151	304,201	(4,511,590)	(8,742,712)
Expenses:
Brokerage commissions including clearing fees of $12,136, $24,857, $36,951 and $63,352, respectively	1,084,172	1,965,995	2,363,466	3,896,951
Management fees	384,452	691,967	830,512	1,361,137
Other expenses	36,184	31,903	69,317	67,854
	1,504,808	2,689,865	3,263,295	5,325,942
Net income (loss)	4,224,343	(2,385,664)	(7,774,885)	(14,068,654)
Additions—Limited Partners	492,000	4,718,000	1,941,000	15,546,000
Redemptions—General Partner	—	—	(430,679)	—
Redemptions—Limited Partners	(11,410,157)	(8,882,514)	(23,700,361)	(18,033,074)
Net decrease in Partners’ Capital	(6,693,814)	(6,550,178)	(29,964,925)	(16,555,728)
Partners’ Capital, beginning of period	76,715,227	130,205,485	99,986,338	140,211,035
Partners’ Capital, end of period	$70,021,413	$123,655,307	$70,021,413	$123,655,307
Net Asset Value per Redeemable Unit (73,371.0496 and 108,958.2937 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$954.35	$1,134.89	$954.35	$1,134.89
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$51.64	$(26.52)	$(81.13)	$(127.50)

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,224,343	$(2,385,664)	$(7,774,885)	$(14,068,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,115,061)	4,642,631	9,726,803	8.860,484
(Increase) decrease in net unrealized appreciation on open futures positions	(1,649,232)	10,057,149	(1,827,086)	—
(Increase) decrease in unrealized appreciation on open forward contracts	167,596	2,480,806	1,206,178	5,006,943
(Increase) decrease in interest receivable	66,445	3,764	126,296	(50,493)
Increase (decease) in net unrealized depreciation on open futures contracts	—	1,246,206	(749,120)	(1,900,472)
Increase (decease) in unrealized depreciation on open forward contracts	(685,852)	(744,054)	649,179	1,086,908
Accrued expenses:
Increase (decrease) in brokerage commissions	(15,446)	(48,889)	(134,092)	(99,913)
Increase (decrease) in management fees	(5,559)	(17,639)	(48,525)	(31,562)
Increase (decrease) in other	(19,319)	(34,710)	(7,475)	1,241
Net cash provided by (used in) operating activities	(32,085)	15,199,600	1,167,273	(1,195,518)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	492,000	4,718,000	1,941,000	15,546,000
Payments from redemptions—General Partner	—	—	(430,679)	—
Payments for redemptions—Limited Partners	(8,046,030)	(12,897,989)	(22,801,828)	(20,382,984)
Net cash provided by (used in) financing activities	(7,554,030)	(8,179,989)	(21,291,507)	(4,836,984)
Net change in unrestricted cash	(7,586,115)	7,019,611	(20,124,234)	(6,032,502)
Unrestricted cash, at beginning of period	75,861,009	109,884,692	88,399,128	122,936,805
Unrestricted cash, at end of period	$68,274,894	$116,904,303	$68,274,894	$116,904,303

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2007, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$48.05	$(31.39)	$(89.44)	$(136.09)
Interest income	8.71	11.34	18.62	21.16
Expenses **	(5.12)	(6.47)	(10.31)	(12.57)
Increase (decrease) for the period	51.64	(26.52)	(81.13)	(127.50)
Net Asset Value per Redeemable Unit, beginning of period	902.71	1,161.41	1,035.48	1,262.39
Net Asset Value per Redeemable Unit, end of period	$954.35	$1,134.89	$954.35	$1,134.89
*	Includes brokerage commissions
**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment loss before incentive fees****	(4.3)%	(4.3)%	(4.0)%	(4.4)%
Operating expense	8.2%	8.1%	8.0%	8.0%
Incentive fees	—%	—%	—%	—%
Total expenses	8.2%	8.1%	8.0%	8.0%
Total return:
Total return before incentive fees	5.7%	(2.3)%	(7.8)%	(10.1)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	5.7%	(2.3)%	(7.8)%	(10.1)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $760,967 and $3,139,285, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2007 and December 31, 2006, were $1,402,407 and $681,558, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
June 30, 2007
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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures, unrealized appreciation on forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 30.0% from $99,986,338 to $70,021,413. This decrease was attributable to a net loss from operations of $7,774,885, coupled with the redemption of 24,671.2067 Redeemable Units of Limited Partnership Interest totaling $23,700,361, and General Partners equivalent Units of 477.0956 totaling $430,679, which was partially offset by additional sales of 1,958.6602 Redeemable Units of Limited Partnership Interest totaling $1,941,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements. This accounting standard establishes a single authoritative definition of fair values, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007, the Net Asset Value Per Redeemable Unit increased 5.7% from $902.71 to $954.35, as compared to a decrease of 2.3% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the second quarter of 2007 of $5,012,623. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non- U.S. interest rates, and indices and were partially offset by losses in grains, metals, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2006 of $962,513. Losses were primarily attributable to the trading of commodity futures in currencies, softs, grains and indices and were partially offset by gains in metals, energy, U.S. and non-U.S. interest rates.

The second quarter presented a favorable trading environment to the trading advisor, as trends emerged in several sectors, most notably in fixed income and currencies. Inflationary pressures remained high in several economies as they continued to show strong growth characteristics and resilience even as the central banks increased the interest rates or kept them high relative to recent past. The Partnership registered minor losses in trading agricultural products and metals and posted gains in currencies, fixed income, stock indices and energy.

In the currency market. strong trends emerged as the Japanese Yen weakened relative to the U.S. Dollar. The Partnership was favorably positioned to register gains by capturing this trend through the quarter. Trading was also profitable in the Australian Dollar and the Brazilian Real. In the fixed income sector, gains were realized as the economic data suggested continued growth and elevated inflationary pressures in several major world economies. As the global stock indices continued to reach new record levels. the Partnership was favorably positioned to profit from the long-term trends in this sector. Energy sector also presented favorable conditions as moderate gains were registered, especially trading natural gas.

Minor losses were realized in agricultural products, especially in corn, wheat and sugar. In the metals sector, losses were registered in precious metals while there were modest gains from copper.

During the Partnership’s six months ended June 30, 2007, the Net Asset Value Per Redeemable Unit decreased 7.8% from $1,035.48 to $954.35, as compared to a decrease of 10.1% for the six months ended June 30, 2006. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees for the six months ended June 30, 2007, of $6,142,197. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees for the six months ended June 30, 2006 of $11,144,777. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock and softs and were partially offset by gains in metals, indices, U.S. and non-U.S. Interest rates.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2007 decreased by $550,186 and $771,458, respectively, as compared to the corresponding periods in 2006. The decrease is due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 decreased by $881,823 and $1,533,485, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $307,515 and $530,625, as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and six months ended June 30, 2007 and 2006.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2007 and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2007, the Partnership’s total capitalization was $70,021,413. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$1,955,794	2.79%	$3,246,394	$1,448,392	2,020,814
Energy	741,700	1.06%	846,674	144,750	578,683
Grains	167,487	0.24%	309,000	61,993	138,182
Interest Rates U.S.	499,000	0.71%	539,150	28,052	339,766
Interest Rates Non -U.S.	1,175,854	1.68%	1,269,239	586,962	1,056,894
Livestock	14,707	0.02%	29,450	9,550	13,488
Metals:
– Exchange Traded Contracts	323,000	0.46%	361,750	75,500	258,083
– OTC Contracts	123,759	0.19%	280,435	95,667	174,731
Softs	204,185	0.29%	368,860	111,175	258,787
Indices	681,418	0.97%	874,859	245,817	760,215
Totals	$5,886,904	8.41%
*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and under Part II, Item 1A, ‘‘Risk Factors’’ in the Partnership’s Quarterly Report ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2007, there were additional sales of 533.0392 Redeemable Units totaling $492,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	3,291.6222	$923.90	N/A	N/A
May 1, 2007 - May 31, 2007	2,701.7993	$924.52	N/A	N/A
June 1, 2007 - June 30, 2007	6,151.9987	$954.35	N/A	N/A
	12,145.4202	$934.26
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007