Form 10-Q
period 2007-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2007-11-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes          No X

As of October 31, 2007, 56,371.0312 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,680,233 and $16,211,297 in 2007 and 2006, respectively)	$58,724,914	$104,610,425
Net unrealized appreciation on open futures positions	1,855,422	—
Unrealized appreciation on open forward contracts	1,309,187	2,043,438
	61,889,523	106,653,863
Interest receivable	161,043	351,947
	$62,050,566	$107,005,810
Liabilities and Partners’ Capital
Liabilities:
Net unrealized depreciation on open futures positions	$—	$749,120
Unrealized depreciation on open forward contracts	1,028,871	612,760
Accrued expenses:
Brokerage commissions	279,683	484,201
Management fees	101,194	175,224
Other expenses	25,424	25,540
Redemptions payable	3,245,730	4,972,627
	4,680,902	7,019,472
Partners’ Capital:
General Partner 390.1941 and 867.2897 Unit equivalents outstanding in 2007 and 2006, respectively	364,871	898,061
Limited Partners, 60,960.8667 and 95,693.4020 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	57,004,793	99,088,277
	57,369,664	99,986,338
	$62,050,566	$107,005,810

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners’ Capital
Energy	$374,524	0.65%
Grains	976,548	1.70
Indices	202,602	0.35
Interest Rates Non-U.S.	(118,438)	(0.21)
Interest Rates U.S.	3,027	0.01
Livestock	10,120	0.02
Metals	511,908	0.89
Softs	34,260	0.06
Total Futures Contracts Purchased	1,994,551	3.47

Futures Contracts Sold
Energy	22,620	0.04
Indices	(143,130)	(0.25)
Interest Rates Non-U.S.	13	0.00 *
Livestock	3,300	0.01
Softs	(21,932)	(0.04)
Total Futures Contracts Sold	(139,129)	(0.24)

Unrealized Appreciation on Forward Contracts
Currencies	1,158,509	2.02
Metals	150,678	0.26
Total Unrealized Appreciation on Forward Contracts	1,309,187	2.28

Unrealized Depreciation on Forward Contracts
Currencies	(878,771)	(1.53)
Metals	(150,100)	(0.26)
Total Unrealized Depreciation on Forward Contracts	(1,028,871)	(1.79)
Total Fair Value	$2,135,738	3.72%
*	Due to rounding

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

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(1,587,178)	$(6,864,549)	$(8,450,224)	$(13,815,947)
Change in unrealized gains on open positions	733,331	8,086,664	1,454,180	3,893,285
	(853,847)	1,222,115	(6,996,044)	(9,922,662)
Interest income	578,040	1,227,390	2,208,647	3,629,455
	(275,807)	2,449,505	(4,787,397)	(6,293,207)
Expenses:
Brokerage commissions including clearing fees of $10,654, $29,043, $47,605 and $92,395, respectively	905,705	1,746,365	3,269,171	5,643,316
Management fees	320,760	609,967	1,151,272	1,971,104
Other expenses	101,237	44,421	170,554	112,275
	1,327,702	2,400,753	4,590,997	7,726,695
Net income (loss)	(1,603,509)	48,752	(9,378,394)	(14,019,902)
Additions—Limited Partners	267,000	2,845,000	2,208,000	18,391,000
Redemptions—General Partner	—	—	(430,679)	—
Redemptions—Limited Partners	(11,315,240)	(5,394,895)	(35,015,601)	(23,427,969)
Net decrease in Partners’ Capital	(12,651,749)	(2,501,143)	(42,616,674)	(19,056,871)
Partners’ Capital, beginning of period	70,021,413	123,655,307	99,986,338	140,211,035
Partners’ Capital, end of period	$57,369,664	$121,154,164	$57,369,664	$121,154,164
Net Asset Value per Redeemable Unit (61,351.0608 and 106,745.4883 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$935.10	$1,134.98	$935.10	$1,134.98
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(19.25)	$0.09	$(100.38)	$(127.41)

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,603,509)	$48,752	$(9,378,394)	$(14,019,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	1,804,261	(5,329,495)	11,531,064	3,530,989
(Increase) decrease in net unrealized appreciation on open futures positions	(28,336)	(5,054,988)	(1,855,422)	(5,054,988)
(Increase) decrease in unrealized appreciation on open forward contracts	(471,927)	(273,913)	734,251	4,733,030
(Increase) decrease in interest receivable	64,608	4,361	190,904	(46,132)
Increase (decease) in net unrealized depreciation on open futures contracts	—	(1,246,206)	(749,120)	(3,146,678)
Increase (decease) in unrealized depreciation on open forward contracts	(233,068)	(1,511,557)	416,111	(424,649)
Accrued expenses:
Increase (decrease) in brokerage commissions	(70,426)	(2,584)	(204,518)	(102,497)
Increase (decrease) in management fees	(25,505)	(952)	(74,030)	(32,514)
Increase (decrease) in other	7,359	9,799	(116)	11,040
Net cash provided by (used in) operating activities	(556,543)	(13,356,783)	610,730	(14,552,301)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	267,000	2,845,000	2,208,000	18,391,000
Payments for redemptions—General Partner	—	—	(430,679)	—
Payments for redemptions—Limited Partners	(13,940,670)	(3,463,802)	(36,742,498)	(23,846,786)
Net cash provided by (used in) financing activities	(13,673,670)	(618,802)	(34,965,177)	(5,455,786)
Net change in unrestricted cash	(14,230,213)	(13,975,585)	(34,354,447)	(20,008,087)
Unrestricted cash, at beginning of period	68,274,894	116,904,303	88,399,128	122,936,805
Unrestricted cash, at end of period	$54,044,681	$102,928,718	$54,044,681	$102,928,718

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2007, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized losses *	$(21.43)	$(5.13)	$(110.87)	$(141.22)
Interest income	8.28	11.20	26.90	32.36
Expenses **	(6.10)	(5.98)	(16.41)	(18.55)
Increase (decrease) for the period	(19.25)	0.09	(100.38)	(127.41)
Net Asset Value per Redeemable Unit, beginning of period	954.35	1,134.89	1,035.48	1,262.39
Net Asset Value per Redeemable Unit, end of period	$935.10	$1,134.98	$935.10	$1,134.98
*	Includes brokerage commissions
**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights: (continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Ratios to average net assets:***
Net investment loss before incentive fees****	(4.7)%	(3.8)%		(4.2)%	(4.1)%
Operating expense	8.4%	7.9%		8.1%	8.0%
Incentive fees	—%	—%		—%	—%
Total expenses	8.4%	7.9%		8.1%	8.0%
Total return:
Total return before incentive fees	(2.0)%	0.00	%*****	(9.7)%	(10.1)%
Incentive fees	—%	—%		—%	—%
Total return after incentive fees	(2.0)%	0.00	%*****	(9.7)%	(10.1)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)
*****	Due to Rounding

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $437,187 and $3,139,285, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006, were $2,135,738 and $681,558, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2007
(Unaudited)

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures, unrealized appreciation on forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 42.6% from $99,986,338 to $57,369,664. This decrease was attributable to a net loss from operations of $9,378,394, coupled with the redemption of 36,976.3823 Redeemable Units of Limited Partnership Interest totaling $35,015,601, and General Partners equivalent Units of 477.0956 totaling $430,679, which was partially offset by additional sales of 2,243.8470 Redeemable Units of Limited Partnership Interest totaling $2,208,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair values, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007, the Net Asset Value per Redeemable Unit decreased 2.0% from $954.35 to $935.10 as compared to an increase of 0.01% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2007 of $853,847. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2006 of $1,222,115. Gains were primarily attributable to the trading of commodity futures in energy and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, metals, softs and indices.

Third quarter results were impacted by widespread economic concerns related to sub-prime mortgage lending issues resonating throughout the capital and commodity markets. The Partnership registered losses in currencies, non-U.S. interest-rates, metals, stock indices and agricultural softs, while it registered gains in energy, grains and U.S. interest-rates.

In the currencies, losses were primarily incurred in Japanese Yen and Swiss Francs trades. High non-directional volatility was seen especially in Japanese Yen due to the brief unwinding of the currency carry trade. In the Non-U.S. fixed income sector, losses were caused by reversal of well-established trends due to widespread uncertainty as the markets speculated the future direction of the interest rates, especially in Europe. Trading in agricultural softs, such as cotton and coffee also contributed to the losses. In the metals sector, trading in copper and gold contributed to the losses due to widespread selling and reversal of technical trends. Losses were also encountered in the stock indices as concerns of economic weakness dominated the markets and previously established long-term trends were broken.

The Partnership registered gains in the energy sector primarily due to trades in crude oil. Weaker U.S. Dollar and strong demand driven by global growth pushed the crude oil price to its highest exchange-listed value. Gains were also registered in grains, especially in wheat as strong technical trends continued to push the prices to new highs. Trading in U.S. fixed income sector also contributed to the gains as yields on the long term Government bonds declined to their lowest levels in the year driven by strong demand due to flight to quality.

During the Partnership’s nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit decreased 9.7% from $1,035.48 to $935.10 as compared to a decrease of 10.1% for the nine months ended September 30, 2006. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees for the nine months ended September 30, 2007, of $6,996,044. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains and non-U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees for the nine months ended September 30, 2006 of $9,922,662. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock and softs and were partially offset by gains in U.S. and non-U.S. interest rates, metals and indices.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2007 decreased by $649,350 and $1,420,808, respectively, as compared to the corresponding periods in 2006. The decrease is due to lower average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2007 decreased by $840,660 and $2,374,145, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $289,207 and $819,832, as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and nine months ended September 30, 2007 and 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership is a speculative commodity pool. The market sensitive instruments held by the Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2007 and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2007, the Partnership’s total capitalization was $57,369,664. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$1,266,514	2.21%	$1,630,218	$834,253	$1,277,309
Energy	726,650	1.27%	808,700	402,875	634,408
Grains	263,450	0.46%	285,250	119,400	200,350
Interest Rates U.S.	305,700	0.53%	499,000	9,450	219,267
Interest Rates Non -U.S.	407,425	0.71%	1,186,543	206,404	425,814
Livestock	18,050	0.03%	28,900	14,122	21,983
Metals:
– Exchange Traded Contracts	313,750	0.55%	342,000	85,000	183,528
– OTC Contracts	159,803	0.28%	159,803	85,104	135,290
Softs	243,715	0.42%	252,665	121,015	202,398
Indices	427,375	0.74%	720,815	345,484	437,842
Totals	$4,132,432	7.20%
*	Average of month-end Values at Risk

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and under Part II, Item 1A, ‘‘Risk Factors’’ in the Partnership’s Quarterly Reports ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2007, there were additional sales of 285.1868 Redeemable Units totaling $267,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	3,484.3298	$925.13	N/A	N/A
August 1, 2007 - August 31, 2007	5,349.8476	$905.83	N/A	N/A
September 1, 2007 - September 30, 2007	3,470.9982	$953.10	N/A	N/A
	12,305.1756	$928.02
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007