Form 10-Q
period 2008-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2008-05-15
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated X    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

As of April 30, 2008, 48,758.0009 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Partnership at fair value	$52,229,524	$—
Equity in commodity futures trading account:
Cash (restricted $1,417,106 and $7,965 in 2008 and 2007, respectively)	11,672,234	49,298,718
Unrealized appreciation on open forward contracts	272,337	81,716
	64,174,095	49,380,434
Distribution receivable	46,456	—
Interest receivable	10,296	98,860
Total assets	$64,230,847	$49,479,294
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$9,121	$—
Unrealized depreciation on open forward contracts	33,957	35,157
Accrued expenses:
Brokerage commissions	294,194	226,619
Management fees	106,247	81,894
Other	145,300	81,233
Redemptions payable	1,050,735	1,696,442
Total liabilities	1,639,554	2,121,345
Partners’ Capital:
General Partner 390.1941 Unit equivalents outstanding in 2008	492,284	373,342
Limited Partners, 49,220.9072 and 49,105.3225 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	62,099,009	46,984,607
Total partners’ capital	62,591,293	47,357,949
Total liabilities and partners’ capital	$64,230,847	$49,479,294

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners’ Capital
Energy	$(47,610)	(0.08)%
Grains	(95,002)	(0.15)
Interest Rates U.S.	110,758	0.18
Interest Rates Non-U.S.	72,881	0.12
Metals	(28,961)	(0.05)
Softs	(33,886)	(0.05)
Total futures contracts purchased	(21,820)	(0.03)

Futures Contracts Sold
Indices	(13,341)	(0.02)
Livestock	26,040	0.04
Total futures contracts sold	12,699	0.02

Unrealized Appreciation on Open Forward Contracts
Currencies	208,867	0.33
Metals	63,470	0.10
Total unrealized appreciation on open forward contracts	272,337	0.43

Unrealized Depreciation on Open Forward Contracts
Currencies	(357)	0.00 *
Metals	(33,600)	(0.05)
Total unrealized depreciation on open forward contracts	(33,957)	(0.05)
Investment in JWH Master LLC	52,229,524	83.44
Total fair value	$52,458,783	83.81%
*	Due to rounding

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

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests and investment in Partnership:
Net realized gains (losses) on closed positions and foreign currencies	$2,062,793	$(9,708,181)
Change in net unrealized gains (losses) on open positions and investment in Partnership	14,728,582	(1,446,639)
Gain (loss) from trading	16,791,375	(11,154,820)
Interest income	42,969	914,079
Total income (loss)	16,834,344	(10,240,741)
Expenses:
Brokerage commissions including clearing fees of $1,674 and $24,815, respectively	844,590	1,279,294
Management fees	303,548	446,060
Other expenses	87,926	33,133
Total expenses	1,236,064	1,758,487
Net income (loss)	15,598,280	(11,999,228)
Additions—Limited Partners	2,218,000	1,449,000
Redemptions—General Partner	—	(430,679)
Redemptions—Limited Partners	(2,582,936)	(12,290,204)
Net increase (decrease) in Partners’ Capital	15,233,344	(23,271,111)
Partners’ Capital, beginning of period	47,357,949	99,986,338
Partners’ Capital, end of period	$62,591,293	$76,715,227
Net Asset Value per Unit (49,611.1013 and 84,983.4306 Units outstanding at March 31, 2008 and 2007, respectively)	$1,261.64	$902.71
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$304.83	$(132.77)

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$15,598,280	$(11,999,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnership	(39,660,753)	—
Proceeds from sale of investment in Partnership	1,930,655	—
Net unrealized appreciation (depreciation) on investment in Partnership	(14,499,426)	—
(Increase) decrease in restricted cash	(1,409,141)	11,841,864
(Increase) decrease in net unrealized appreciation on open futures contracts	—	(926,974)
(Increase) decrease in unrealized appreciation on open forward contracts	(190,621)	1,038,582
(Increase) decrease distribution receivable	(46,456)	—
(Increase) decrease in interest receivable	88,564	59,851
Increase (decrease) in net unrealized depreciation on open futures contracts	9,121	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,200)	1,335,031
Accrued expenses:
Increase (decrease) in brokerage commissions	67,575	(118,646)
Increase (decrease) in management fees	24,353	(42,966)
Increase (decrease) in other	64,067	11,844
Net cash provided by (used in) operating activities	(38,024,982)	1,199,358
Cash flows from financing activities:
Proceeds from additions—Limited Partners	2,218,000	1,449,000
Payments for redemptions—General Partner	—	(430,679)
Payments for redemptions—Limited Partners	(3,228,643)	(14,755,798)
Net cash provided by (used in) financing activities	(1,010,643)	(13,737,477)
Net change in unrestricted cash	(39,035,625)	(12,538,119)
Unrestricted cash, at beginning of period	49,290,753	88,399,128
Unrestricted cash, at end of period	$10,255,128	$75,861,009
Non-cash financing activities:
Change in redemptions payable	$(645,707)	$—

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

1.    General:

Smith Barney Westport Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2008, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007, and the results of its operations and changes in partners’ capital and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses)*	$308.08	$(137.49)
Interest income	4.54	9.91
Expenses**	(7.79)	(5.19)
Increase (decrease) for the period	304.83	(132.77)
Net Asset Value per Redeemable Unit, beginning of period	956.81	1,035.48
Net Asset Value per Redeemable Unit, end of period	$1,261.64	$902.71
*	Includes brokerage commissions
**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights: (continued)

	Three Months Ended March 31,
	2008	2007
Ratios to average net assets:***
Net investment loss before incentive fees****	(7.3)%	(3.9)%
Operating expense	9.0%	8.1%
Incentive fees	—	—%
Total expenses	9.0%	8.1%
Total return:
Total return before incentive fees	31.9%	(12.8)%
Incentive fees	—	—%
Total return after incentive fees	31.9%	(12.8)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2008 and December 31, 2007, based on a monthly calculation, were $801,287 and $704,057, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2008 and December 31, 2007, were $229,259 and $46,559, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Fair Value Measurements:

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Fair Value Measurements. The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$272,337	$272,337	$—	$—
Investment in Partnership	52,229,524	52,229,524	—	—
Total assets	52,501,861	52,501,861	—	—
Assets
Forwards	33,957	33,957	—	—
Futures	9,121	9,121	—	—
Total liabilities	43,078	43,078	—	—
Total fair value	$52,458,783	$52,458,783	$—	$—

5.    Investment in Partnership:

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (the ‘‘Investment Fund’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 28,209.3894 Units of the Investment Fund with cash of $39,540,753. The Investment Fund was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, to invest together in one trading vehicle. The General Partner is also the General Partner of the Investment Fund. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Investment Fund. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Investment Fund are approximately the same and redemption rights are not affected.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

The Investment Fund’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Partnership and Investment Fund engage in such trading through commodity brokerage accounts maintained by CGM.

A Limited Partner may withdraw all or part of its redeemable capital contribution and undistributed profits, if any, from the Investment Fund in multiplies of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for the redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and National Futures Association Fees are borne by the Investment Fund. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

As of March 31, 2008 the Partnership owned 87.7% of the Investment Fund. The Partnership intends to continue to invest a portion of its assets in the Investment Fund. The performance of the Partnership is directly affected by the performance of the Investment Fund.

Summarized information reflecting the total assets, liabilities and capital of the Investment Fund is shown in the following table.

	March 31, 2008
	Total Assets	Total Liabilities	Total Capital
JWH Master	$59,692,949	$147,284	$59,545,665

Summarized information reflecting the Partnership’s investment in, and the operation of, the Investment Fund is shown in the following table.

March 31, 2008		For the three months ended March 31, 2008
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	83.4%	$52,229,524	$14,570,586	$18,990	$5,714	$14,545,882	Commodity Portfolio	Monthly

6.    Financial Instrument Risks:

In the normal course of its business, the Partnership and the Investment Fund, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and the Investment Fund due to market changes, including interest and foreign exchange rate

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and the Investment Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and the Investment Fund have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Investment Fund’s assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

The General Partner monitors and controls the Partnership’s and the Investment Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Investment Fund are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and the Investment Fund’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Partnership, distribution receivable, its equity in its commodity futures trading account, consisting of cash, unrealized appreciation on forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partners’ Capital increased 32.2% from $47,357,949 to $62,591,293. This increase was attributable to net income from operations of $15,598,280, coupled with the additional sales of 2,281.7116 Redeemable Units of Limited Partnership Interest totaling $2,218,000, which was partially offset by the redemption of 2,166.1269 Redeemable Units of Limited Partnership Interest totaling $2,582,936. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partner’s capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$272,337	$272,337	$—	$—
Investment in Partnership	$52,229,524	$52,229,524	$—	$—
Total assets	52,501,861	52,501,861	—	—
Liabilities
Forwards	33,957	33,957	—	—
Futures	9,121	9,121	—	—
Total liabilities	43,078	43,078	—	—
Total fair value	$52,458,783	$52,458,783	$—	$—

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Partnership/Investment Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s/Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States − 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008 the Net Asset Value per Redeemable Unit increased 31.9% from $956.81 to $1,261.64 as compared to a decrease of 12.8% in the first quarter of 2007. The

Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in the investment Fund) before brokerage commissions and related fees in the first quarter of 2008 of $16,791,375. Gains were primarily attributable to net allocated gains from the Investment Fund, as well as the Partnership’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2007 of $11,154,820. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs, and indices.

The first quarter of 2008 presented a highly volatile trading environment as credit concerns continued to weigh on market regulators and participants. Several trends continued from the end of previous year into the first quarter as the U.S. dollar continued to weaken and commodity prices continued to push into record territories. The Partnership was profitable across all the sectors including currencies, fixed income, energy, agricultural softs, grains, metals and stock indices.

In the currencies sector, U.S. dollar continued to weaken against the other major currencies such as Euro, Swiss Franc and Japanese Yen. This strong trend resulted in gains for the Partnership. As the Federal Reserve of U.S. aggressively tackled the downside risks to the economy by lowering overnight rate and the discount rate, the yields on treasury notes sharply went down. The Partnership profited from this strong trend, both in the U.S. and international interest rates. In the energy sector, crude oil continued to push record prices as the U.S. dollar weakened. The Partnership was favorably positioned to profit from this strong trend across the energy sector. In the agricultural sector, grains including corn, soybeans and wheat reached record prices triggered by an imbalance in the supply and demand. Corn producers continued to shift more acreage towards ethanol production while corn prices exuded strong correlation with energy prices, especially crude oil. In the metals sector, strong trends emerged, especially in gold as risk-averse investors shifted assets from traditional portfolios into gold. Long-only exchange traded funds and notes tied to gold and other commodities, made it easier for the small investors to gain access to these sectors. In the stock indices, global stock markets bottomed out during the quarter. This strong trend across most global stock indices helped register gains for the Partnership.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2008 decreased by $871,110 as compared to the corresponding period in 2007. The decrease is due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates, during the three months ended March 31, 2008 as compared to the corresponding period in 2007. The interest earned at the investment in the Investment Fund level is included in the Partnership’s share of overall net income (loss) of the Investment Fund in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2008 decreased by $434,704 as compared to the corresponding period in 2007. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2008 decreased by $142,512, as compared to the corresponding period in 2007. The decrease in management fees is due to lower average adjusted net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2008 and 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership and the Investment Fund is a speculative commodity pool. The market sensitive instruments held by the Partnership and by the Investment Fund, are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Investment Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Investment Fund's main line of business.

Market movements result in frequent changes in the fair value of the Partnership’s and the Investment Fund's open positions and, consequently, in its earnings and cash flow. The Partnership’s and the Investment Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s and the Investment Fund’s open positions and the liquidity of the markets in which they trade.

The Partnership and the Investment Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Investment Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership and the Investment Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Investment Fund’s speculative trading and the recurrence in the markets traded by the Partnership and the Investment Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Investment Fund’s losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Investment Fund’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and the Investment Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership’s and the Investment Fund’s open positions by market category as of March 31, 2008 and the highest, lowest and average values during the three months ended March 31, 2008. All open position trading risk exposures of the Partnership and the Investment Fund have been included in calculating the figures set forth below. As of March 31, 2008, the Partnership’s total capital was $62,591,293. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$254,818	0.40%	$254,818	$2,700	205,340
Energy	240,250	0.38%	266,500	135,700	217,633
Grains	68,400	0.11%	77,600	37,800	61,933
Interest Rates U.S.	93,900	0.15%	93,900	58,000	77,400
Interest Rates Non-U.S.	144,095	0.23%	166,864	77,075	144,174
Livestock	17,600	0.03%	17,600	12,800	16,000
Metals:
– Exchange Traded Contracts	59,500	0.10%	78,000	43,000	60,667
– OTC	73,564	0.12%	83,899	41,047	70,615
Softs	56,830	0.09%	96,680	44,255	64,788
Indices	232,218	0.37%	232,218	48,517	207,398
Totals	$1,241,175	1.98%
*	Average of month-end Values at Risk

As of March 31, 2008 JWH Master’s total capital was $59,545,665. The Partnership owned 87.7% of JWH Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$1,607,715	2.70%	$1,607,715	$79,664	$1,328,552
Energy	1,061,750	1.78%	1,779,200	152,150	779,950
Grains	150,000	0.25%	1,248,800	112,500	527,467
Indices	1,142,239	1.92%	1,258,380	359,081	1,063,592
Interest Rates U.S.	785,600	1.32%	785,600	297,300	584,767
Interest Rates Non-U.S.	902,696	1.52%	1,267,759	144,029	793,747
Metals
– Exchange Traded Contracts	507,000	0.85%	1,164,000	336,000	741,000
Softs	190,430	0.32%	658,240	31,620	366,863
Total	$6,347,430	10.66%
*	Average of month-end Values at Risk

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2008, there were additional sales of 2,281.7116 Redeemable Units totaling $2,218,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	688.2463	$1,058.23	N/A	N/A
February 1, 2008 - February 29, 2008	645.0477	$1,246.23	N/A	N/A
March 1, 2008 - March 3, 2008	832.8329	$1,261.64	N/A	N/A
	2,166.1269	$1,192.42
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008