Form 10-Q
period 2008-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2008-08-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-24111

SMITH BARNEY WESTPORT FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3939393

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

As of July 31, 2008, 47,141.4848 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at June 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18

Item 4.	Controls and Procedures	19

PART II — Other Information		20 - 22

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Partnership, at fair value	$50,741,070	$—
Equity in commodity futures trading account:
Cash (restricted $1,568,677, and $7,965, in 2008 and 2007, respectively)	11,660,125	49,298,718
Net unrealized appreciation on open futures contracts	432,858	—
Unrealized appreciation on open forward contracts	292,830	81,716

	63,126,883	49,380,434
Distribution receivable	61,712	—
Interest receivable	13,949	98,860

Total assets	$63,202,544	$49,479,294

Liabilities and Partners’ Capital
Liabilities:
Unrealized depreciation on open forward contracts	$119,249	$35,157
Accrued expenses:
Brokerage commissions	289,132	226,619
Management fees	104,489	81,894
Other	100,842	81,233
Redemptions payable	1,924,769	1,696,442

Total liabilities	2,538,481	2,121,345

Partners’ Capital:
General Partner 390.1941 Unit equivalents outstanding in 2008 and 2007, respectively	499,316	373,342
Limited Partners,47,016.0589 and 49,105.3225 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	60,164,747	46,984,607

Total partners’ capital	60,664,063	47,357,949

Total liabilities and partners’ capital	$63,202,544	$49,479,294

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
Futures Contracts Purchased	Fair Value	Capital

Energy	$183,812	0.31%
Grains	133,772	0.22
Indices	(20,199)	(0.03)
Interest Rates U.S.	1,906	0.00 *
Interest Rates Non-U.S.	38,226	0.06
Livestock	19,120	0.03
Metals	6,155	0.01
Softs	16,499	0.03

Total futures contracts purchased	379,291	0.63

Futures Contracts Sold
Interest Rates U.S.	(39,000)	(0.06)
Indices	92,567	0.15

Total futures contracts sold	53,567	0.09

Unrealized Appreciation on Open Forward Contracts
Currencies	250,817	0.41
Metals	42,013	0.07

Total unrealized appreciation on open forward contracts	292,830	0.48

Unrealized Depreciation on Open Forward Contracts
Currencies	(119,249)	(0.20)

Total unrealized depreciation on open forward contracts	(119,249)	(0.20)

Investment in Partnership	50,741,070	83.64

Total fair value	$51,347,509	84.64%

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
Unrealized Appreciation on Open Forward Contracts	Fair Value	Capital

Currencies	$53	0.00%*
Metals	81,663	0.17

Total unrealized appreciation on open forward contracts	81,716	0.17

Unrealized Depreciation on Open Forward Contracts
Currencies	(7)	(0.00)*
Metals	(35,150)	(0.07)

Total unrealized depreciation on open forward contracts	(35,157)	(0.07)

Total fair value	$46,559	0.10%

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnership:
Net realized gains (losses) on closed positions	$597,706	$2,845,135	$2,660,499	$(6,863,046)
Change in net unrealized gains (losses) on open positions and investment in Partnership	1,396,672	2,167,488	16,125,254	720,849

Gain (loss) from trading, net	1,994,378	5,012,623	18,785,753	(6,142,197)
Interest income	33,046	716,528	76,015	1,630,607

Total income (loss)	2,027,424	5,729,151	18,861,768	(4,511,590)

Expenses:
Brokerage commissions including clearing fees of $1,387, $12,136, $3,061 and $36,951 respectively	843,091	1,084,172	1,687,681	2,363,466
Management fees	303,869	384,452	607,417	830,512
Other	54,374	36,184	142,300	69,317

Total expenses	1,201,334	1,504,808	2,437,398	3,263,295

Net income (loss)	826,090	4,224,343	16,424,370	(7,774,885)
Additions—Limited Partners	626,000	492,000	2,844,000	1,941,000
Redemptions—General Partners	—	—	—	(430,679)
Redemptions—Limited Partners	(3,379,320)	(11,410,157)	(5,962,256)	(23,700,361)

Net increase (decrease) in Partners’ Capital	(1,927,230)	(6,693,814)	13,306,114	(29,964,925)
Partners’ Capital, beginning of period	62,591,293	76,715,227	47,357,949	99,986,338

Partners’ Capital, end of period	$60,664,063	$70,021,413	$60,664,063	$70,021,413

Net asset value per Unit (47,406.2530 and 73,371.0496 Redeemable Units outstanding at June 30, 2008 and 2007, respectively)	$1,279.66	$954.35	$1,279.66	$954.35

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$18.02	$51.64	$322.85	$(81.13)

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$826,090	$4,224,343	$16,424,370	$(7,774,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnership	(500,800)	—	$(40,161,553)	—
Proceeds from sale of investment in Partnership	2,993,490	—	$4,924,145	—
Net unrealized appreciation (depreciation) on investment in Partnership	(1,004,236)	—	$(15,503,662)	—
(Increase) decrease in restricted cash	(151,571)	(2,115,061)	(1,560,712)	9,726,803
(Increase) decrease in net unrealized appreciation on open futures contracts	(432,858)	(1,649,232)	(432,858)	(1,827,086)
(Increase) decrease in unrealized appreciation on open forward contracts	(20,493)	167,596	(211,114)	1,206,178
(Increase) decrease in distribution receivable	(15,256)	—	(61,712)	—
(Increase) decrease in interest receivable	(3,653)	66,445	84,911	126,296
Increase (decease) in net unrealized depreciation on open futures contracts	(9,121)	—	—	(749,120)
Increase (decease) in unrealized depreciation on open forward contracts	85,292	(685,852)	84,092	649,179
Accrued expenses:
Increase (decrease) in brokerage commissions	(5,062)	(15,446)	62,513	(134,092)
Increase (decrease) in management fees	(1,758)	(5,559)	22,595	(48,525)
Increase (decrease) in other	(44,458)	(19,319)	19,609	(7,475)

Net cash provided by (used in) operating activities	1,715,606	(32,085)	(36,309,376)	1,167,273

Cash flows from financing activities:
Proceeds from additions—Limited Partners	626,000	492,000	2,844,000	1,941,000
Payments for redemptions—General Partner	—	—	—	(430,679)
Payments for redemptions—Limited Partners	(2,505,286)	(8,046,030)	(5,733,929)	(22,801,828)

Net cash provided by (used in) financing activities	(1,879,286)	(7,554,030)	(2,889,929)	(21,291,507)

Net change in unrestricted cash	(163,680)	(7,586,115)	(39,199,305)	(20,124,234)
Unrestricted cash, at beginning of period	10,255,128	75,861,009	49,290,753	88,399,128

Unrestricted cash, at end of period	$10,091,448	$68,274,894	$10,091,448	$68,274,894

Non-cash from financing activities:
Change in redemptions payable	$874,034	$—	$228,327	$—

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Smith Barney Westport Futures Fund L.P. (the “Partnership”) is a limited partnership that was organized on March 21, 1997 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2008, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007, and the results of its operations and changes in partners’ capital and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$24.61	$48.05	$336.27	$(89.44)
Interest Income	0.67	8.71	1.50	18.62
Expenses**	(7.26)	(5.12)	(14.92)	(10.31)

Increase (decrease) for the period	18.02	51.64	322.85	(81.13)
Net Asset Value per Redeemable Unit, beginning of period	1,261.64	902.71	956.81	1,035.48

Net Asset Value per Redeemable Unit, end of period	$1,279.66	$954.35	$1,279.66	$954.35

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights: (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.8)%	(4.3)%	(8.2)%	(4.0)%

Operating expense	8.0%	8.2%	8.5%	8.0%
Incentive fees	—%	—%	—%	—%

Total expenses	8.0%	8.2%	8.5%	8.0%

Total return:
Total return before incentive fees	1.4%	5.7%	33.7%	(7.8)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	1.4%	5.7%	33.7%	(7.8)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $324,435 and $704,057, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2008 and December 31, 2007, were $606,439 and $46,559, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$292,830	$—	$292,830	$—
Futures	432,858	432,858	—	—
Investment in Partnership	50,741,070	—	50,741,070	—

Total assets	51,466,758	432,858	51,033,900	—

Assets
Forwards	$119,249	$—	$119,249	$—

Total liabilities	119,249	—	119,249	—

Total fair value	$51,347,509	$432,858	$50,914,651	$—

5.	Investment in Partnership:

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (“JWH Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 28,209.3894 Units of JWH Master with cash of $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, to invest together in one trading vehicle. The General Partner is also the General Partner of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Investment Fund. The General Partner and the Advisor believe that trading through this structure promotes efficiency and

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

economy in the trading process. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.

The JWH Master’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Partnership and JWH Master engage in such trading through commodity brokerage accounts maintained by CGM.

A Limited Partner may withdraw all or part of its redeemable capital contribution and undistributed profits, if any, from JWH Master in multiplies of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for the redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and National Futures Association Fees are borne by JWH Master. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

As of June 30, 2008 the Partnership owned 86.8% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.

Summarized information reflecting the total assets, liabilities and capital of JWH Master is shown in the following table.

	June 30, 2008
	Total Assets	Total Liabilities	Total Capital

JWH Master	$59,165,719	$729,135	$58,436,584

Summarized information reflecting the Partnership’s investment in, and the operation of, JWH Master is shown in the following table.

June 30, 2008		For the three months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

JWH Master	83.6%	$50,741,070	$1,041,689	$13,545	$8,652	$1,019,492	Commodity Portfolio	Monthly

June 30, 2008		For the six months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

JWH Master	83.6%	$50,741,070	$15,612,275	$32,535	$14,366	$15,565,374	Commodity Portfolio	Monthly

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and JWH Master, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”).

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and JWH Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and JWH Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and JWH Master have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and JWH Master’s assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

The General Partner monitors and controls the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and JWH Master’s business, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in JWH Master, distribution receivable, its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures contracts, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partners’ Capital increased 28.1% from $47,357,949 to $60,664,063. This increase was attributable to net income from operations of $16,424,370, coupled with the additional sales of 2,795.1094 Redeemable Units of Limited Partnership Interest totaling $2,844,000, which was partially offset by the redemption of 4,884.3730 Redeemable Units of Limited Partnership Interest totaling $5,962,256. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$292,830	$—	$292,830	$—
Futures	432,858	432,858	—	—
Investment in Partnership	50,741,070	—	50,741,070	—

Total assets	51,466,758	432,858	51,033,900	—

Liabilities
Forwards	$119,249	$—	$119,249	$—

Total liabilities	119,249	—	119,249	—

Total fair value	$51,347,509	$432,858	$50,914,651	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three and six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

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

Results of Operations

During the Partnership’s second quarter of 2008 the Net Asset Value per Redeemable Unit increased 1.4% from $1,261.64 to $1,279.66 as compared to an increase of 5.7% in the second quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in JWH Master) before brokerage commissions and related fees in the second quarter of 2008 of $1,994,378. Gains were primarily attributable to net allocated gains from JWH Master, as well as the Partnership’s trading of commodity futures in energy, grains, and non-U.S. interest rates and were partially offset by losses in currencies, U.S. interest rates, livestock, metals, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2007 of $5,012,623. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and indices and were partially offset by losses in grains, livestock, metals and softs.

During the Partnership’s six months ended June 30, 2008 the Net Asset Value per Redeemable Unit increased 33.7% from $956.81 to $1,279.66 as compared to a decrease of 7.8% for the six months ended June 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions and investment in the investment Fund) before brokerage commissions and related fees for the six months ended June 30, 2008, of $18,785,753. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock, metals and indices and were partially offset by losses U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees for the six months ended June 30, 2007 of $6,142,197. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in non-U.S. interest rates.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in energy, grains and global fixed income while losses were seen in currencies, U.S. fixed income, soft commodities, metals and stock indices.

In the energy sector, long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In the grains sector, fundamental supply constraints contributed to the record prices as the bullish trend continued. Corn and soybean complex contributed to the gains. Gains were recorded in global fixed income markets as the international central banks grappled with inflationary pressures and fundamental economic weakness in some sectors.

In the currencies sector, the Partnership recorded losses as the U.S. Dollar recovered from the lows established in the first quarter of the year. Preliminary economic data suggested that the U.S. economy was not as bad as was previously perceived. U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures to economy to a more hawkish stance towards inflation. In soft commodities, losses were seen in coffee, cotton and sugar due to corrections in previously established trends. In the equity index futures, short-term reversal of the bearish trend caused losses earlier in the quarter. As the quarter came to a close, the bearish trend re-established, but the gains were minor due to the high frequency of volatility.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2008 decreased by $683,482 and $1,554,592, respectively, as compared to the corresponding periods in 2007. The decrease is due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates, during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007. The interest earned at the investment in the Investment Fund level is included in the Partnership’s share of overall net income (loss) of the Investment Fund in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2008 decreased by $241,081 and $675,785, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 decreased by $80,583 and $223,095, respectively, as compared to the corresponding periods in 2007. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three or six months ended June 30, 2008 and 2007. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership and JWH Master is a speculative commodity pool. The market sensitive instruments held by the Partnership and by JWH Master, are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and JWH Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and JWH Master’s main line of business.

Market movements result in frequent changes in the fair value of the Partnership’s and JWH Master’s open positions and, consequently, in its earnings and cash flow. The Partnership’s and JWH Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s and JWH Master’s open positions and the liquidity of the markets in which they trade.

The Partnership and JWH Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and JWH Master’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership and JWH Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and JWH Master’s speculative trading and the recurrence in the markets traded by the Partnership and JWH Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and JWH Master’s losses in any market sector will be limited to Value at Risk or by the Partnership’s and JWH Master’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and JWH Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of June 30, 2008 and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership and JWH Master have been included in calculating the figures set forth below. As of June 30, 2008, the Partnership’s total capital was $60,664,063. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies:
– OTC Contracts	$362,205	0.59%	$364,770	$129,421	328,839
Energy	432,250	0.71%	445,250	193,750	353,333
Grains	77,000	0.13%	77,000	64,000	70,267
Interest Rates U.S.	12,920	0.02%	93,900	12,027	25,123
Interest Rates Non-U.S.	150,116	0.25%	151,527	32,719	101,318
Livestock	11,200	0.02%	17,600	10,400	13,333
Metals:
– Exchange Traded Contracts	53,750	0.09%	59,500	39,000	53,250
– OTC	70,260	0.12%	73,859	70,162	72,451
Softs	63,720	0.11%	71,800	21,970	53,317
Indices	153,677	0.25%	229,082	125,438	143,160

Totals	$1,387,098	2.29%

*	Average of month-end Values at Risk

As of June 30, 2008, JWH Master’s total capital was $58,436,584. The Partnership owned 86.8% of JWH Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies:
– OTC Contracts	$1,914,975	3.28%	$1,914,975	$160,393	$840,031
Energy	1,971,350	3.37%	2,005,800	1,072,250	1,720,617
Grains	641,000	1.10%	816,000	186,400	614,967
Indices	285,228	0.49%	1,060,260	57,925	211,472
Interest Rates U.S.	700,600	1.20%	854,200	43,500	530,617
Interest Rates Non-U.S.	1,563,018	2.67%	1,957,250	543,077	1,468,891
Metals
– Exchange Traded Contracts	328,500	0.56%	366,750	100,000	195,500
Softs	372,200	0.64%	527,200	20,400	360,667

Total	$7,776,871	13.31%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item IA “Risk Factors” in the Partnership’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008, there were additional sales of 513.3978 Redeemable Units totaling $626,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2008 - April 30, 2008	701.4847	$1,165.85	N/A	N/A
May 1, 2008 - May 31, 2008	512.6364	$1,242.06	N/A	N/A
June 1, 2008 - June 30, 2008	1,504.1250	$1,279.66	N/A	N/A
	2,718.2461	$1,243.20

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2008