Form 10-Q
period 2008-09-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2008-11-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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
55 East 59th Street — 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

As of October 31, 2008, 46,131.7907 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18

Item 4T.	Controls and Procedures	19

PART II — Other Information		20 - 24

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Investment in Partnership at fair value	$56,438,567	$—
Equity in commodity futures trading account:
Cash	7,271,335	49,290,753
Cash margin	1,542,702	7,965
Net unrealized appreciation on open futures positions	411,815	—
Unrealized appreciation on open forward contracts	177,225	81,716

	65,841,644	49,380,434
Distribution receivable	37,283	—
Interest receivable	6,230	98,860

Total assets	$65,885,157	$49,479,294

Liabilities and Partners’ Capital
Liabilities:
Unrealized depreciation on open forward contracts	$85,669	$35,157
Accrued expenses:
Brokerage commissions	301,581	226,619
Management fees	108,947	81,894
Other	129,711	81,233
Redemptions payable	1,096,670	1,696,442

Total liabilities	1,722,578	2,121,345

Partners’ Capital:
General Partner, 390.1941 Unit equivalents outstanding in 2008 and 2007	534,363	373,342
Limited Partners, 46,461.5539 and 49,105.3225 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	63,628,216	46,984,607

Total partners’ capital	64,162,579	47,357,949

Total liabilities and partners’ capital	$65,885,157	$49,479,294

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
Futures Contracts Purchased	Fair Value	Capital
Grains	$(24,150)	(0.04)%
Interest Rates U.S.	(33,595)	(0.05)
Interest Rates Non-U.S.	(24,275)	(0.04)
Softs	(17,060)	(0.02)

Total futures contracts purchased	(99,080)	(0.15)

Futures Contracts Sold
Energy	20,552	0.03
Grains	72,730	0.11
Indices	200,935	0.31
Livestock	16,180	0.03
Metals	12,910	0.02
Softs	187,588	0.29

Total futures contracts sold	510,895	0.79

Net unrealized appreciation on open futures contracts	411,815	0.64

Unrealized Appreciation on Forward Contracts
Currencies	30,713	0.05
Metals	146,512	0.23

Total unrealized appreciation on forward contracts	177,225	0.28

Unrealized Depreciation on Forward Contracts
Currencies	(85,669)	(0.13)

Total unrealized depreciation on forward contracts	(85,669)	(0.13)

Investment in Partnership	56,438,567	87.96

Total fair value	$56,941,938	88.75%

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
Unrealized Appreciation on Open Forward Contracts	Fair Value	Capital

Currencies	$53	0.00%*
Metals	81,663	0.17

Total unrealized appreciation on open forward contracts	81,716	0.17

Unrealized Depreciation on Open Forward Contracts
Currencies	(7)	(0.00)%*
Metals	(35,150)	(0.07)

Total unrealized depreciation on open forward contracts	(35,157)	(0.07)

Total fair value	$46,559	0.10%

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partner’s Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(2,390,867)	$(1,587,178)	$269,632	$(8,450,224)
Change in net unrealized gains (losses) on open positions and investment in Partnership	7,724,233	733,331	23,849,487	1,454,180

Gain (loss) from trading, net	5,333,366	(853,847)	24,119,119	(6,996,044)
Interest income	28,625	578,040	104,640	2,208,647

Total income (loss)	5,361,991	(275,807)	24,223,759	(4,787,397)

Expenses:
Brokerage commissions, including clearing fees of $1,923, $10,654, $4,984 and $47,605, respectively,	791,722	905,705	2,479,403	3,269,171
Management fees	285,393	320,760	892,810	1,151,272
Other	57,129	101,237	199,429	170,554

Total expenses	1,134,244	1,327,702	3,571,642	4,590,997

Net income (loss)	4,227,747	(1,603,509)	20,652,117	(9,378,394)
Additions — Limited Partners	1,085,000	267,000	3,929,000	2,208,000
Redemptions — General Partner	—	—	—	(430,679)
Redemptions — Limited Partners	(1,814,231)	(11,315,240)	(7,776,487)	(35,015,601)

Net increase (decrease) in Partners’ Capital	3,498,516	(12,651,749)	16,804,630	(42,616,674)
Partners’ Capital, beginning of period	60,664,063	70,021,413	47,357,949	99,986,338

Partners’ Capital, end of period	$64,162,579	$57,369,664	$64,162,579	$57,369,664

Net asset value per Redeemable Unit (46,851.7480 and 61,351.0608 Redeemable Units outstanding at September 30, 2008 and 2007, respectively)	$1,369.48	$935.10	$1,369.48	$935.10

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$89.82	$(19.25)	$412.67	$(100.38)

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$20,652,117	$(9,378,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnership	(41,029,553)	—
Proceeds from sale of investment in Partnership	7,946,378	—
Net unrealized appreciation (depreciation) on investments in Partnership	(23,355,392)	—
(Increase) decrease in cash margin	(1,534,737)	11,531,064
(Increase) decrease in net unrealized appreciation on open futures contracts	(411,815)	(1,855,422)
(Increase) decrease in unrealized appreciation on open forward contracts	(95,509)	734,251
(Increase) decrease in distribution receivable	(37,283)	—
(Increase) decrease in interest receivable	92,630	190,904
Increase (decease) in net unrealized depreciation on open futures contracts		(749,120)
Increase (decease) in unrealized depreciation on open forward contracts	50,512	416,111
Accrued expenses:
Increase (decrease) in brokerage commissions	74,962	(204,518)
Increase (decrease) in management fees	27,053	(74,030)
Increase (decrease) in other	48,478	(116)

Net cash provided by (used in) operating activities	(37,572,159)	610,730

Cash flows from financing activities:
Proceeds from additions — Limited Partners	3,929,000	2,208,000
Payments for redemptions — General Partners	—	(430,679)
Payments for redemptions — Limited Partners	(8,376,259)	(36,742,498)

Net cash provided by (used in) financing activities	(4,447,259)	(34,965,177)

Net change in cash	(42,019,418)	(34,354,447)
Cash, at beginning of period	49,290,753	88,399,128

Cash, at end of period	$7,271,335	$54,044,681

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

1.	General:

Smith Barney Westport Futures Fund L.P. (the “Partnership”) is a limited partnership that was organized on March 21, 1997 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2008, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007, the results of its operations and changes in Partners’ capital for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net realized and unrealized gains (losses) *	$96.39	$(21.43)	$432.66	$(110.87)
Interest Income	0.60	8.28	2.10	26.90
Expenses **	(7.17)	(6.10)	(22.09)	(16.41)

Increase (decrease) for the period	89.82	(19.25)	412.67	(100.38)
Net Asset Value per Redeemable Unit, beginning of period	1,279.66	954.35	956.81	1,035.48

Net Asset Value per Redeemable Unit, end of period	$1,369.48	$935.10	$1,369.48	$935.10

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights: (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.7)%	(4.7)%	(8.1)%	(4.2)%

Operating expense	7.9%	8.4%	8.3%	8.1%
Incentive fees	—%	—%	—%	—%

Total expenses	7.9%	8.4%	8.3%	8.1%

Total return:
Total return before incentive fees	7.0%	(2.0)%	43.1%	(9.7)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	7.0%	(2.0)%	43.1%	(9.7)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2008 and the year ended December 31, 2007, based on a monthly calculation, were $261,957 and $704,057, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2008 and December 31, 2007, were $503,371 and $46,559, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2008
(Unaudited)

measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of September 30, 2008 the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$177,225	$—	$177,225	$—
Futures	411,815	411,815	—	—
Investment in Partnership	56,438,567	—	56,438,567	—

Total assets	$57,027,607	$411,815	$56,615,792	$—

Liabilities
Forwards	$85,669	$—	$85,669	$—

Total liabilities	85,669	—	85,669	—

Total fair value	$56,941,938	$411,815	$56,530,123	$—

5.	Investment in Partnership:

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (“JWH Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 28,209.3894 Units of JWH Master with cash of $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, to invest together in one trading vehicle. The General Partner is also the general partner of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

economy in the trading process. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.

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

As of September 30, 2008 the Partnership owned approximately 86.5% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.

Summarized information reflecting the total assets, liabilities and capital of JWH Master is shown in the following table.

	September 30, 2008
	Total Assets	Total Liabilities	Total Capital

JWH Master	$66,318,684	$1,048,627	$65,270,057

Summarized information reflecting the Partnership’s investment in, and the operation of, JWH Master is shown in the following table.

For the three months ended September 30, 2008
	% of			Expenses		Net

	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Commodity
JWH Master	88.0%	$56,438,567	$7,856,441	$20,105	$9,034	$7,827,302	Portfolio	Monthly

For the nine months ended September 30, 2008
	% of			Expenses		Net

	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Commodity
JWH Master	88.0%	$56,438,567	$23,468,714	$52,640	$23,399	$23,392,675	Portfolio	Monthly

6.	Financial Instrument Risks:

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
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in JWH Master, distribution receivable, its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures contracts, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partners’ Capital increased 35.5% from $47,357,949 to $64,162,579. This increase was attributable to net income from operations of $20,652,117, coupled with the additional sales of 3,697.3854 Redeemable Units of Limited Partnership Interest totaling $3,929,000, which was partially offset by the redemption of 6,341.1540 Redeemable Units of Limited Partnership Interest totaling $7,776,487. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to the financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three and nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008 the Net Asset Value per Redeemable Unit increased 7.0% from $1,279.66 to $1,369.48 as compared to a decrease of 2.0% in the third quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions, change in net unrealized gains (losses) on open positions and investment in JWH Master) before brokerage commissions and related fees in the third quarter of 2008 of $5,333,366. Gains were primarily attributable to net allocated gains from JWH Master, as well as the Partnership’s trading of commodity futures in currencies, energy, grains, metals and indices and were partially offset by losses in U.S. and non-U.S. interest rates, livestock, and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2007 of $853,847. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains and U.S. interest rates.

During the Partnership’s nine months ended September 30, 2008 the Net Asset Value per Redeemable Unit increased 43.1% from $956.81 to $1,369.48 as compared to a decrease of 9.7% for the nine months ended September 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions, change in unrealized gains (losses) on open positions and investment in JWH Master) before brokerage commissions and related fees for the nine months ended September 30, 2008, of $24,119,119. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock, metals and indices and were partially offset by losses U.S. interest rates and softs. The Partnership experienced a net trading loss before commissions and related fees for the nine months ended September 30, 2007 of $6,996,044. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains and non-U.S. interest rates.

The third quarter of 2008 presented an extremely volatile trading environment as credit crisis deepened. Counterparty risk took the center stage as some of the biggest broker-dealers teetered on the edge of bankruptcy. Managed futures, as an asset class, outperformed since counterparty risk is eliminated through exchange cleared trading. The crisis affected various asset classes in different ways. The U.S. Dollar strengthened against most developed country currencies. Fixed income sector experienced tremendous volatility as yield curves rapidly sloped upwards, indicating a strong preference for shorter maturity, less risky Government treasuries. Crude oil set the highest exchange listed price of $147 while also dipping below $100 in the quarter. Agricultural sector also reflected a similar sentiment as prices of grains reached record levels earlier in the quarter while dipping to lowest levels for the year as the quarter came to a close. Perhaps, the most visible sentiment of the market was reflected through stock index futures as most indices dropped precipitously. The Partnership was profitable in currencies, energy, grains, metals and stock indices while losses were seen in fixed income and agricultural softs.

In the currencies, the Partnership was favorably positioned to benefit from a strengthening U.S. Dollar as the Euro, British Pound and Swiss Franc reflected a strongly affected European economy. In the energy sector, long-term bullish trend in crude oil reversed, just as a new exchange listed record price of $147 was set. The Partnership recorded strong gains in the energy sector by capitalizing on this negative trend across the petroleum complex. In the grains sector, modest gains were registered as prices reversed from record levels at the beginning of the quarter before recovering later. Strong gains were registered in the metals sector as gold prices dropped sharply to the lowest level in the year. The Partnership also profited from short positions in the stock indices, which continued to reach lowest levels in several years.

In the fixed income sector, losses were seen in the non-U.S. interest rates as strong trends were reversed during the quarter. As the central banks across the world continued to combat the credit crisis, yields on shorter maturity Government securities dropped to lowest levels, indicating flight to quality. Small losses were seen in the agricultural softs, primarily due to the strong reversal of established trends.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2008 decreased by $549,415 and $2,104,007, respectively, as compared to the corresponding periods in 2007. The decrease is due to lower daily average equity maintained in cash and lower U.S. Treasury bill rates, during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007. The interest earned at the investment in the JWH Master level is included in the Partnership’s share of overall net income (loss) of JWH Master in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2008 decreased by $113,983 and $789,768, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions and fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 decreased by $35,367 and $258,462, respectively, as compared to the corresponding periods in 2007. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three or nine months ended September 30, 2008 and 2007. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership and JWH Master are speculative commodity pools. The market sensitive instruments held by the Partnership and by JWH Master, are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and JWH Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and JWH Master’s main line of business.

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

The Partnership and JWH Master rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and JWH Master’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership and JWH Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and JWH Master’s speculative trading and the recurrence in the markets traded by the Partnership and JWH Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and JWH Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and JWH Master’s losses in any market sector will be limited to Value at Risk or by the Partnership’s and JWH Master’s attempts to manage its market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of September 30, 2008 and the highest, lowest and average values during the three months ended September 30, 2008. All open position trading risk exposures of the Partnership and JWH Master have been included in calculating the figures set forth below. As of September 30, 2008, the Partnership’s total capital was $64,162,579. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies:
– OTC Contracts	$359,775	0.56%	$398,655	$205,875	$307,755
Energy	157,250	0.24%	638,250	144,000	305,817
Grains	29,300	0.05%	128,000	18,600	57,187
Interest Rates U.S.	117,000	0.18%	117,000	6,250	66,883
Interest Rates Non -U.S.	140,943	0.22%	154,313	93,681	145,176
Livestock	10,400	0.02%	12,000	10,400	11,467
Metals
– Exchange Traded Contracts	61,000	0.10%	109,000	45,250	67,917
– OTC Contracts	89,599	0.14%	103,481	43,711	77,534
Softs	155,800	0.24%	155,800	51,690	115,650
Indices	248,520	0.39%	252,706	154,600	220,808

Totals	$1,369,587	2.14%

*	Average of month-end Values at Risk

As of September 30, 2008, JWH Master’s total capital was $65,270,057. The Partnership owned approximately 86.5% of JWH Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies:
– OTC Contracts	$768,690	1.18%	$2,070,900	$567,675	$1,168,560
Energy	2,231,000	3.42%	4,658,000	273,750	1,760,733
Grains	940,000	1.44%	1,773,500	241,540	878,500
Interest Rates U.S.	521,200	0.80%	803,000	50,250	361,567
Interest Rates Non-U.S.	430,810	0.66%	1,569,493	255,372	583,779
Metals
– Exchange Traded Contracts	307,500	0.47%	1,500,000	213,750	597,500
Softs	422,000	0.64%	980,400	277,000	649,733
Indices	294,428	0.45%	501,511	226,263	405,032

Total	$5,915,628	9.06%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item IA “Risk Factors” in the Partnership’s Quarterly Report on Form 10 Q for the quarters ended March 31, 2008 and June 30, 2008.

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

For the three months ended September 30, 2008, there were additional sales of 902.2760 Redeemable Units totaling $1,085,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2008 - July 31, 2008	421.5944	$1,069.24	N/A	N/A
August 1, 2008 - August 31, 2008	234.3939	$1,138.15	N/A	N/A
September 1, 2008 - September 30, 2008	800.7927	$1,369.48	N/A	N/A
	1,456.7810	$1,245.37

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

SMITH BARNEY WESTPORT FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	November 14, 2008