Form 10-K
period 2008-12-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2009-03-31
CIK 1037189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
55 East 59th Street - 10th Fl.
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
Yes  X            No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  [X].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company”. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer _	Accelerated filer _	Non-accelerated filer X	Smaller reporting company _
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes                No   X
Limited Partnership Redeemable Units with an aggregate value of $60,164,747 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.
As of February 28, 2009, 43,712.9278 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

PART I
Item 1. Business.
     (a) General development of business. Smith Barney Westport Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading operations on August 1, 1997. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997 (commencement of the offering period). Beginning May 30, 1997, 120,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $404,000 to the Partnership’s trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately continues to offer up to 200,000 Redeemable Units to qualified investors. Sales of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2008, 2007 and 2006 are reported in the Statements of Changes in Partners’ Capital on page F-11 under “Item 8. Financial Statements and Supplementary Data.”
     Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc (“Citigroup”).
     On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.
     The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
      The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions or (ii) $25,000. As of December 31, 2008, the General Partner’s interest was less than 1% of the partners’ contributions. On April 1, 2009, the General Partner plans to increase its interest to at least 1% of the partners’ contributions. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).
     On January 2, 2008, 80% of the assets allocated to John W. Henry & Company, Inc. (“JWH” or the “Advisor”) for trading were invested in JWH Master Fund LLC (“JWH Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 28,209.3894 Units of JWH Master with cash of $39,540,753. JWH Master was formed in order to permit accounts managed by JWH Master using the Global Analytics Program, to invest together in one trading vehicle. The General Partner is also the general partner of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.
     JWH Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. The Partnership and JWH Master engage in such trading through a commodity brokerage account maintained with CGM.

     A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner/non-managing member elect to redeem and inform JWH Master.
     Management and incentive fees are are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership, and through its investment in JWH Master. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
     As of December 31, 2008, the Partnership owned approximately 87.8% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.
     The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.
     Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by the Advisor for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage commission equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units of the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the “CFTC”). The Partnership directly, and through its investment in JWH Master pays for clearing fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
     (b) Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2008 was $82,390,902.
     (c) Narrative description of business.
See Paragraphs (a) and (b) above.
(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees.
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
New regulation may impact the Partnership’s trading.
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
Item 3. Legal Proceedings
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGMHI or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
Regulatory Matters
Both the Department of Labor and the Internal Revenue Service (“IRS”) have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.
IPO Civil Litigation
In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying defendants’ motion to dismiss.
On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases.
On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed the district court’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiffs’ petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

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
In September 2003, Citigroup Global Markets (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case was scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against Citigroup Global Markets (and Citibank) seeking to recover fees paid to Citigroup Global Markets in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.
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
In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing Citigroup litigation reserves.
On June 3, 2005, Citigroup Global Markets (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) Citigroup Global Markets. The district court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolved all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, was fully covered by Citigroup’s existing litigation reserves. It has been approved by The Board of Regents of the University of California (the lead plaintiff) and the Citigroup Board. On May 24, 2006, the district court in Texas gave final approval to Citigroup’s settlement of the securities class action.

On January 2, 2007, the court entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement including Citigroup Global Markets. The action, asserting state statutory and common law claims, had been filed on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
On January 18, 2007, the court dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement including Citigroup Global Markets. The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
On January 23, 2007, the court granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against Citigroup Global Markets (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The action is currently pending.
On January 25, 2007, the court entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including Citigroup Global Markets). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
On August 15, 2007, Citigroup Global Markets (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until the court’s decision on class certification. Plaintiff filed its opposition on November 9, 2007 and Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008. This action was settled on February 14, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.
On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action against Citigroup Global Markets (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until the court’s decision on class certification. Citigroup Global Markets and other defendants filed an opposition on January 28, 2008.
On January 28, 2008, the Fifth Circuit Court of Appeals heard oral argument on plaintiffs’ appeal against the court’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against Citigroup Global Markets (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

Citigroup Global Markets (along with Citigroup, Citibank, N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as “vulture funds” who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until the court’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007. Defendants filed partial summary judgment motions in both cases on December 6, 2007. A third action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.
On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement agreement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pre-tax payment of $1.66 billion to Enron and will waive certain claims in the Enron bankruptcy proceeding. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’) and will release all claims against Citigroup. Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston. The amounts of both settlements were fully covered by Citigroup’s existing litigation reserves.
On September 29, 2006, Citigroup Global Markets (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. On January 21, 2009, the parties settled. The case had been coordinated with Newby (discussed above) until it was remanded to the United States District Court for the Eastern District of Pennsylvania in June 2008. Pursuant to the settlement, the case was voluntarily dismissed on February 4, 2009.
Additional actions remain pending against Citigroup and its affiliates and JP Morgan Chase, as co-agents on certain Enron revolving credit facilities. The plaintiffs are commercial banks that participated in the facilities and purchasers of the resulting Enron bank debt on the secondary market. Plaintiffs allege that defendants aided and abetted Enron’s fraud, and the breaches of fiduciary duty of Enron’s officers, by engaging in transactions that they knew Enron was not properly reporting in its financial statements, and that defendants knew that Enron was in default under various provisions of its credit agreements and fraudulently failed to advise the syndicate members. These cases have been consolidated and are pending in the United States District Court for the Southern District of New York.

Dynegy Inc.
On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the district court in October 2004. The court denied lead plaintiff’s request for leave to appeal.
The court had also previously denied lead plaintiff’s motion for leave to amend. No appeal was timely filed. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement was covered by existing litigation reserves.
WorldCom-Related Litigation
Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom’s former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: WorldCom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets’ motion to dismiss the consolidated class action complaint and granted the plaintiffs’ motion for class certification.
Pursuant to an order entered May 28, 2003, the district court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets’ research reports concerning WorldCom and/or Citigroup Global Markets’ role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The district court denied these motions and its rulings were upheld on appeal.
Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remained pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.
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

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets’ research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action and the appeal has been dismissed.
Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004. On June 22, 2005, Citigroup and Citigroup Global Markets, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and Citigroup Global Markets, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.
On October 27, 2005, Citigroup and Citigroup Global Markets, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that had opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.
An NASD arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12, 2005 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to Salomon Smith Barney research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and Citigroup Global Markets. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same claimants filed another NASD arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related respondents executed an agreement with the Sturms to settle all outstanding matters.
On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the Securities Exchange Act of 1934, as amended, for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. (“TARGETS”) after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the court on January 11, 2005 and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing
On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets’ research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets’ roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The court granted preliminary approval of the settlement on March 8, 2005 and on July 6, 2005, granted final approval and rejected all objections to the settlement.
In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with Citigroup Global Markets’ research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004 and settled it on September 12, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Citigroup-related defendants moved to dismiss the latter action on May 28, 2004, which motion is still pending. On August 20, 2008, plaintiff filed an amended complaint that narrowed the pending claims. The Citigroup-related defendants have yet to respond to the amended complaint.
In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.
Adelphia Communications Corporation
On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the “Citigroup Parties”). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The district court affirmed in part and reversed in part the bankruptcy court’s decision. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

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
Without admitting any liability, Citigroup Global Markets and numerous other financial institution defendants have agreed to settle In Re Adelphia Communications Corporation Securities and Derivative Litigation for a total of $250 million, subject to final court approval. The United States District Court for the Southern District of New York approved the settlement in November 2006. Citigroup Global Markets’ share of the settlement is covered by existing reserves.
Mutual Funds
Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act of 1940, as amended, and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multidistrict Litigation rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup moved to dismiss the claims and the motion was granted. An appeal is currently pending. Several derivative actions and class actions were also dismissed against Citigroup defendants in this action (and Citigroup expects that additional actions will be dismissed on similar grounds).
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
In May 2007, Citigroup Global Markets finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
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
On December 2, 2004, the court granted in part and denied in part the Citigroup-related defendants’ motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the court granted in part and denied in part Citigroup’s motion to dismiss the claims against it in the Metromedia action.
On September 30, 2008, the Court of Appeals for the Second Circuit vacated the district court’s order granting class certification in the matter In Re Salomon Analyst Metromedia Litigation. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired Metromedia Fiber Network, Inc. securities during the class period. The settlement was preliminarily approved on November 19, 2008. The proposed settlement amount is covered by existing litigation reserves.
On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In Re Salomon Analyst AT&T Litigation. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation, respectively. On March 23, 2007, the district court approved Citigroup’s settlement of the Focal action. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.
Beginning in 2003, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws. In October 2006, Citigroup settled the two remaining Qwest-related actions: California State Teachers’ Retirement System v. Qwest Communications International, Inc., et al., and State Universities Retirement System of Illinois v. Qwest Communications International Inc., et al.

Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which was affirmed by the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case sought review by the United States Supreme Court; which was subsequently denied.
On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. On May 18, 2006, the court gave final approval to the settlement. The settlement is final and no longer subject to appeal. The settlement amount was covered by existing litigation reserves.
On August 17, 2005, in Disher v. Citigroup Global Markets Inc., the United States Court of Appeals for the Seventh Circuit reversed the district court’s grant of plaintiffs’ motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act (“SLUSA”). On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit, and then remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the district court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court and on February 16, 2007, Citigroup removed the reopened action to federal court. On May 3, 2007, the district court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.
Supervisory Investigation
In May 2003, the SEC, NYSE and the NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.
Citigroup Shareholder Litigation
In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup’s stock price fell once the true extent of Citigroup’s Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs’ response was filed on July 30, 2003 and Citigroup’s reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup’s motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement
In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD’s investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.
Auction Rate Securities
On May 31, 2006, the SEC instituted and simultaneously settled proceedings against Citigroup Global Markets and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. Citigroup Global Markets paid a penalty of $1.5 million.
On March 21, 2008, an investor filed a complaint against Citigroup, Citigroup Global Markets and Smith Barney, and his financial advisor in the United States District Court for the Southern District of New York, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Section 17 of the Securities Act of 1933, as well as claims for fraud, negligent misrepresentation, suitability, breach of fiduciary duty, and violation of applicable NASD and FINRA conduct rules, arising out of plaintiff’s investment in ARS. This action, Finn v. Smith Barney, et al., is currently stayed.
On July 11, 2008, a complaint, Hansen Beverage Co. v. Citigroup Inc., et al., was filed against Citigroup, Citigroup Global Markets and Smith Barney, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and the Investment Advisers Act arising out of plaintiff’s investment in Auction Rate Securities. On September 22, 2008, the Citigroup defendants filed a motion to compel arbitration, which was granted on October 10, 2008. A motion to reconsider the District Court’s decision was denied on October 21, 2008. This action is currently stayed, pending arbitration
On August 25, 2008, lead plaintiffs in In Re Citigroup Auction Rate Securities Litigation, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint. Defendants filed a motion to dismiss the complaint on October 24, 2008, which was fully briefed on January 23, 2009.
Citigroup and Citigroup Global Markets, along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) Mayor and City Council of Baltimore, Maryland v. Citigroup Inc., et al., and (2) Mayfield v. Citigroup Inc., et al., and both are pending in the United States District Court for the Southern District of New York. The parties currently are briefing defendants’ motions to dismiss these complaints, which were filed on January 15, 2009.

On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
Subprime-Mortgage Related Litigation
Citigroup, along with numerous other financial institutions, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which Citigroup Global Markets underwrote securities offerings. These actions assert that Citigroup Global Markets violated Sections 11, 12, and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, Citigroup Global Markets has been named as a defendant in (i) two alleged class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three alleged class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. On September 12, 2008, defendants, including Citigroup and Citigroup Global Markets, moved to dismiss the complaint in In Re American Home Mortgage Securities Litigation. A motion to remand to California state court has been filed in one of the Countrywide-related actions. The plaintiffs in each of the class actions have sought unspecified damages relating to the alleged losses sustained by the class.
On September 30 and October 28, 2008, Citigroup, certain Citigroup entities, certain current and former directors and officers of Citigroup and Citigroup Funding, Inc., and certain underwriters of Citigroup notes, including Citigroup Global Markets, were named as defendants in two putative class actions filed in New York state court but since removed to the United States District Court for the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, arising out of various offerings of Citigroup notes during 2006, 2007, and 2008. On December 10, 2008, these two actions were consolidated under the caption In re Citigroup Inc. Bond Litigation, and lead plaintiff and counsel were appointed. On January 15, 2009, plaintiffs filed a consolidated class action complaint.
Citigroup Global Markets, along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which Citigroup Global Markets underwrote securities offerings. These actions assert that Citigroup Global Markets violated Sections 11 and 12 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption In Re Ambac Financial Group, Inc. Securities Litigation, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008. Defendants filed a motion to dismiss the complaint on October 21, 2008.
Other Matters
On March 21, 2008, 19 putative class actions brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York, were consolidated under the caption In Re American Home Mortgage securities Litigation. On June 3, 2008, plaintiffs filed a consolidated amended complaint, alleging violations of Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with two offerings of American Home Mortgage securities underwritten by Citigroup Global Markets, among others. Defendants, including Citigroup and Citigroup Global Markets, filed a motion to dismiss the complaint on September 12, 2008.

Beginning in August 2008, Citigroup Global Markets, along with a number of other financial institutions, was named as a defendant in eight complaints filed by shareholders of Federal National Mortgage Association (“Fannie Mae”) in connection with the underwriting of three offerings of Fannie Mae stock during 2007 and 2008. Citigroup Global Markets, along with the other defendants, moved to dismiss three of the suits that alleged violations of Section 12(a)(2) of the Securities Act of 1933. The remaining actions allege violations of Section 10(b) of the Securities Exchange Act. On January 29, 2009, the U.S. Judicial Panel on Multidistrict Litigation heard oral argument on whether all lawsuits pending against Citigroup Global Markets and several other lawsuits pending against other defendants should be consolidated.
Citigroup Global Markets, along with a number of other financial institutions, has been named as a defendant in two lawsuits pending in the United States District Court for the Southern District of New York brought by Freddie Mac shareholders who purchased preferred shares traceable to a November 2007 offering of Z Preferred Shares. Plaintiffs allege violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 because the offering materials failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting procedures and risk management, and the resulting negative impact to Freddie’s capital.
Several civil litigations have been filed against Citigroup and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The alleged class action lawsuits have been consolidated in the Southern District of New York under the caption In Re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. Citigroup removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC. A consolidated amended class action complaint was filed in In Re MAT Five Securities Litigation on October 2, 2008. Defendants filed a motion to dismiss the complaint on December 4, 2008.
A purported class action complaint, Leber v. Citigroup Inc., et al., was filed against Citigroup and its administration and investment committees, alleging that defendants engaged in prohibited transactions and breached their fiduciary duties of loyalty and prudence by authorizing or causing the Citigroup 401(k) Plan to invest in Citigroup-affiliated mutual funds and to purchase services from Citigroup-affiliated entities. The complaint was brought on behalf of all participants in the Citigroup 401(k) Plan from 2001 through the present.
Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in Leber v. Citigroup, Inc., et al., on August 29, 2008. The motion is currently pending.
Beginning in October 2008, four putative class actions were filed in the United States District Court for the Southern District of New York by American International Group, Inc. (“AIG”) investors and shareholders. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of AIG debt securities and common stock, some of which were underwritten by Citigroup Global Markets.
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
     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2008 was 1,191.
     (c) Dividends. The Partnership did not declare a distribution in 2008 or 2007. The Partnership does not intend to declare dividends in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None
     (e) Performance Graph. Not applicable
     (f) Use of Proceeds. For the twelve months ended December 31, 2008, there were additional sales of 6,833.5420 Redeemable Units of Limited Partnership Interest totaling $8,989,000. For the twelve months ended December 31, 2007, there were additional sales of 3,305.2546 Redeemable Units of Limited Partnership Interest totaling $3,225,000. For the twelve months ended December 31, 2006, there were additional sales of 16,128.6388 Redeemable Units of Limited Partnership Interest totaling $19,236,000. The redeemable units were issued in reliance upon applicable exceptions from registration under section 4(2) of the Securities Act of 1933, as amended, and section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investor’s as described in Regulation D, as well as to a small number of persons who are non-accredited investor’s.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.
Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and total assets at December 31, 2008, 2007, 2006, 2005 and 2004 were as follows:

	2008	2007	2006	2005	2004
Net realized and unrealized trading gains (losses) and investment in JWH Master net of brokerage commissions (including clearing fees) of $3,718,766, $4,039,869, $7,233,501, $7,944,380 and $7,192,392 respectively	$45,239,581	$(8,856,409)	$(26,458,364)	$(34,957,024)	$21,215,446

Total interest income	606,059	2,591,466	4,756,761	3,230,856	1,214,428

	$45,845,640	$(6,264,943)	$(21,701,603)	$(31,726,168)	$22,429,874

Net income (loss)	$42,283,338	$(7,961,661)	$(24,393,333)	$(34,706,583)	$18,236,957

Increase (decrease) in Net Asset Value per Unit	$866.02	$(78.67)	$(226.91)	$(373.28)	$176.48

Total assets	$88,636,550	$49,479,294	$107,005,810	$150,618,192	$162,437,106

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Partnership and through its investment in JWH Master, aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership and JWH Master may employ futures, options on futures, and forward, spot and swap contracts in those markets.
     The General Partner manages all business of the Partnership and JWH Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to JWH. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships and JWH Master operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership and JWH Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.
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
     JWH trades its Strategic Allocation Program (“SAP”) on behalf of the Partnership. SAP’s objective is capital appreciation with the reduction of the volatility and risk of loss that typically would be associated with an investment in any one JWH investment program.
     JWH currently operates 9 investment programs including SAP. Any or all of the other eight programs may be included in SAP from time to time. Each investment program has distinctive style, timing, and market characteristics. SAP program selection and allocations are made at the discretion of the JWH Investment Policy Committee.

     As of December 31, 2008, the Partnership’s assets were allocated among the JWH programs as follows:

Percentage
Allocation in the
Partnership as of
December 31, 2008
Broadly Diversified Programs
• JWH GlobalAnalytics®	80%
• JWH Diversified Plus	20%
     The allocation of SAP’s assets among the investment programs, as well as the selection of the programs used for SAP, is dynamic. While JWH’s individual investment programs are technical, trend-following programs, the selection of programs as well as the allocation of assets among the programs in SAP are entirely discretionary.
     As a managed futures Partnership, the Partnership’s and JWH Master’s performance is dependent upon the successful trading of the Partnership’s and JWH Master’s Advisor to achieve the Partnership’s and JWH Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s and JWH Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s and JWH Master’s objectives. Effective January 2, 2008, the Partnership changed its trading program from SAP to a combination of two other JWH programs; Global Analytics and Diversified Plus. The allocation was 80% and 20% respectively. The assets allocated to the Global Analytics program are traded through JWH Master Fund LLC, a New York Limited Liability company which was formed to permit accounts traded by JWH using the Global Analytics Program to invest in one trading vehicle. The assets allocated to the Diversified Plus Program are traded directly. The General Partner believes that the new allocations will be more reflective of the current trading environment.
     (a) Liquidity.
     The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in JWH Master, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, unrealized appreciation on open forward contracts, and (iii) distribution and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the year ended December 31, 2008.
     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:
(i)	The Partnership/JWH Master invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66⅔% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/JWH Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/JWH Master does not employ the trading technique commonly known as “pyramiding,” which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/JWH Master does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/JWH Master. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership/JWH Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     In the normal course of business, the Partnership and JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures and options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/JWH Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s/JWH Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Partnership and JWH Master are a party to. The Partnership/JWH Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/JWH Master’s assets is CGM.

     The General Partner monitors and controls the Partnership’s/JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)
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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions and advisory fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to Limited Partners in connection with redemptions. For the year ended December 31, 2008, 11,129.5797 Redeemable Units of Limited Partnership Interest were redeemed totaling $16,239,385. For the year ended December 31, 2007, 49,893.3341 Redeemable Units of Limited Partnership Interest were redeemed totaling $47,461,049 and 477.0956 General Partner Units equivalent totaling $430,679. For the year ended December 31, 2006, 30,635.4400 Redeemable Units of Limited Partnership Interest were redeemed totaling $35,067,364.
     For the year ended December 31, 2008, there were additional sales of 6,833.5420 Redeemable Units of Limited Partnership Interest totaling $8,989,000. For the year ended December 31, 2007, there were additional sales of 3,305.2546 Redeemable Units of Limited Partnership Interest totaling $3,225,000. For the year ended December 31, 2006, there were additional sales of 16,128.6388 Redeemable Units of Limited Partnership Interest totaling $19,236,000.
     (c) Results of Operations.
     For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 90.5% from $956.81 to $1,822.83. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit decreased 7.6% from $1,035.48 to $956.81. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit decreased 18.0% from $1,262.39 to $1,035.48.
     The Partnership experienced a net trading gain before brokerage commissions and related fees in the year ended December 31, 2008 of $48,958,347. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in softs.
     In 2008, the liquidity crisis that began in 2007 rapidly spread to all corners of the globe, significantly pushing down global economic growth and presenting the economies with some of the hardest challenges. During the year, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined dramatically, while some of the large financial institutions were under pressure. Faced with unprecedented and rapid deterioration in economic data and outlook, and fearing a snowball adverse effect of the credit crunch, global central banks reacted with aggressive campaigns of interest rate cuts and coordinated capital injections. As the markets re-priced the cost of risk, several strong trends emerged. The Partnership strongly capitalized on the trends and was profitable in all the sectors: currencies, energy, grains, interest rates, metals, agricultural softs and stock indices.
     The Partnership was well positioned to capitalize on the strong trends that emerged in the currencies and realized gains for the year. The U.S. Dollar was relatively strong compared with most of the other developed economy currencies. The Euro was put to its first major test since its inception. UK, Germany and France continued to show weak growth earlier in the year and as the situations worsened in the later part of the year, these countries officially entered recession. Japanese Yen remained an exception and showed extraordinary strength as the carry trade reversed.
     The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5.
     In grains and agricultural softs sector, the Partnership was profitable, as the trading strategy successfully navigated the trend reversal period and captured the bullish and bearish legs of the trend across several products. Corn prices continued to show a strong correlation to the energy prices and while peaking at 800 cents around mid year, closed the year around 400 cents.
     The Partnership was profitable in the interest rates sector, as the yields on shorter end of the yield curve dropped to almost unphysical levels. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields dropped below zero. While the 10Yr T-bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks.
     The Partnership registered gains in the metals sector primarily from the industrials. Precious metals did not demonstrate a very strong directional trend, but the industrial metals reflected the general economic malaise. Copper, which is usually considered essential for growth, dropped from 4 cents to 1.5 cents per pound.
     Global stock indices also contributed to the gains as the indices continued to test multi-year lows. As banks continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets.
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
     (d) Operational Risk
     The Partnership and JWH Master is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
     Such risks include:
     Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership and JWH Master are subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s and JWH Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership and JWH Master participates.
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
     (e) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses.

     Fair Value Measurements. The Partnership and JWH Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
     The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of December 31, 2008, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and JWH Master may trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly, through the futures broker, with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Introduction
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
     Market movements result in frequent changes in the fair market value of the Partnership’s and JWH Master’s open positions and, consequently, in its earnings and cash flow. The Partnership’s and JWH Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s and JWH Master’s open positions and the liquidity of the markets in which they trade.
     The Partnership and JWH Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and JWH Master’s past performance is not necessarily indicative of their future results.
     Value at Risk is a measure of the maximum amount which the Partnership and JWH Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and JWH Master’s speculative trading and the recurrence in the markets traded by the Partnership and JWH Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and JWH Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and JWH Master’s losses in any market sector will be limited to Value at Risk or by the Partnership’s and JWH Master’s attempts to manage their market risk.
Quantifying the Partnership’s Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership’s and JWH Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership’s and JWH Master’s mark-to-market accounting, any loss in the fair value of the Partnership’s and JWH Master’s open positions is directly reflected in the Partnership’s and JWH Master’s earnings (realized or unrealized). Exchange maintenance margin requirements have been used by the Partnership and JWH Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership and JWH Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s and JWH Master’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership and JWH Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
     In quantifying the Partnership’s and JWH Master’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.
The Partnership’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of December 31, 2008 and 2007, and the highest, lowest and average value at any point during the year and the average value for the twelve months ended December 31, 2008 and 2007. All open position trading risk exposures of the Partnership and JWH Master have been included in calculating the figures set forth below. As of December 31, 2008, the Partnership’s total capitalization was $82,390,902.
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$111,400	0.13%	$422,550	$2,700	$111,400
Energy	70,520	0.09%	638,250	59,520	239,341
Grains	21,500	0.03%	128,000	18,600	52,847
Interest Rates U.S.	44,700	0.05%	127,800	6,250	53,377
Interest Rates Non-U.S.	98,784	0.12%	176,580	32,719	122,348
Livestock	7,200	0.01%	17,600	7,200	12,200
Metals	86,067	0.10%	212,481	69,755	123,935
Softs	63,000	0.08%	196,050	21,970	74,889
Indices	147,208	0.18%	305,172	48,517	184,326

Totals	$650,379	0.79%

*	Annual average based on month-end Value at Risk
     As of December 31, 2007, the Partnership’s total capitalization was $47,357,949.
December 31, 2007

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,965	0.02%	$6,399,312	$3,750	$1,663,830

Totals	$7,965	0.02%

*	Annual average based on month-end Value at Risk

     As of December 31, 2008, JWH Master’s capitalization was $86,338,258. The Partnership owner approximately 87.8% of JWH Master.
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$902,274	1.05%	$2,070,900	$79,664	$1,210,919
Energy	1,569,360	1.82%	4,658,000	152,150	1,522,560
Grains	167,500	0.19%	1,773,500	112,500	662,317
Interest Rates U.S.	719,600	0.83%	854,200	43,500	494,225
Interest Rates Non-U.S.	999,771	1.16%	1,957,250	144,029	933,293
Metals	133,362	0.15%	1,500,000	100,000	557,978
Softs	361,000	0.42%	980,400	20,400	463,120
Indices	124,040	0.14%	1,258,380	57,925	510,355

Total	$4,976,907	5.76%

*	Annual average based on month-end Value at Risk
Material Limitations on Value at Risk as an Assessment of Market Risk
     The face value of the market sector instruments held by the Partnership and JWH Master are typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s and JWH Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership and JWH Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership and JWH Master — give no indication of this “risk of ruin.”
Non-Trading Risk
     The Partnership and JWH Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
     Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership’s and JWH Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and JWH Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s and JWH Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s and JWH Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership and JWH Master. There can be no assurance that the Partnership’s and JWH Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership and JWH Master as of December 31, 2008, by market sector.
     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and JWH Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s and JWH Master’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership and JWH Master also takes futures positions on the government debt of smaller nations.

     Currencies. The Partnership’s and JWH Master’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s and JWH Master’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.
     Stock Indices. The Partnership’s and JWH Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership and JWH Master are limited to futures on broadly based indices. As of December 31, 2008, the Partnership’s and JWH Master’s primary exposures were in the EUREX and E-Mini NASDAQ stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership and JWH Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership and JWH Master to avoid being “whipsawed” into numerous small losses.)
     Metals. The Partnership’s and JWH Master’s primary metal market exposure is to fluctuations in the price of gold and copper. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership and JWH Master.
     Softs. The Partnership’s and JWH Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Partnership’s and JWH Master’s commodity exposure as of December 31, 2008.
     Energy. The Partnership’s and JWH Master’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership and JWH Master as of December 31, 2008.
     Foreign Currency Balances. The Partnership’s and JWH Master’s primary foreign currency balances are in Japanese yen, Euro dollar and Canadian dollar. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s and JWH Master’s non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and controls the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master is subject.
     The General Partner monitors the Partnership’s and JWH Master’s performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership’s and JWH Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership and JWH Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s and JWH Master’s market risk exposures.
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

Item 8. Financial Statements and Supplementary Data
SMITH BARNEY WESTPORT FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page Number

Oath or Affirmation	F-2

Management’s Report on Internal Control over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firms	F-4 — F-6

Financial Statements:

Statements of Financial Condition at December 31, 2008 and 2007	F-7

Schedules of Investments at December 31, 2008 and 2007	F-8 — F-9

Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-10

Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-11

Notes to Financial Statements	F-12 — F-18

Selected Unaudited Quarterly Financial Data	F-19

Financial Statements of JWH Master Fund LLC

Oath or Affirmation	F-20

Reports of Independent Registered Public Accounting Firms	F-21 — F-22

Statements of Financial Condition at December 31, 2008 and 2007	F-23

Schedules of Investments at December 31, 2008 and 2007	F-24 — F-25

Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-26

Statements of Changes in Members’ Capital for the years ended December 31, 2008, 2007 and 2006	F-27

Notes to Financial Statements	F-28 — F-33

Selected Unaudited Quarterly Financial Data	F-34

To the Limited Partners of Smith Barney Westport Futures Fund L.P.
Management’s Report on Internal Control Over Financial Reporting
Statements of Financial Condition December 31, 2008 and 2007
Schedule of Investments December 31, 2008
Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006
Statements of Changes in Partners’ Capital for the years ended
Notes to Financial statements December 31, 2008
To the Members of JWH Master Fund LLC
Statements of Financial Condition
Schedule of Investments
Statements of Income and Expenses
Statements of Changes in Members’ Capital
Notes to Financial Statements December 31, 2008
EX-10.14: LETTER EXTENDING MANAGEMENT AGREEMENT
EX-23.1: CONSENT OF KPMG LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

To the Limited Partners of
Smith Barney Westport Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
Smith Barney Westport Futures Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over
Financial Reporting

The management of Smith Barney Westport Futures Fund L.P. (the Partnership), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Smith Barney Westport Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2008 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008, as stated in their report dated March 26, 2009 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
Smith Barney Westport Futures Fund L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of
Smith Barney Westport Futures Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm

The Partners
Smith Barney Westport Futures Fund L.P.:

We have audited the accompanying statement of financial condition of Smith Barney Westport Futures Fund L.P. (the “Partnership”), including the schedule of investments, as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Westport Futures Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

New York, New York
March 24, 2008

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Investment in JWH Master at fair value (Note 5)	$75,780,732	$—
Equity in commodity futures trading account:
Cash (Note 3c)	11,872,187	49,290,753
Cash margin (Note 3c)	771,833	7,965
Net unrealized appreciation on open futures contracts	145,299	—
Unrealized appreciation on open forward contracts	65,213	81,716

	88,635,264	49,380,434
Distribution receivable	1,109	—
Interest receivable (Note 3c)	177	98,860

Total assets	$88,636,550	$49,479,294

Liabilities and Partners’ Capital
Liabilities:
Unrealized depreciation on open forward contracts	$2,225	$35,157
Accrued expenses:
Brokerage commissions (Note 3c)	406,241	226,619
Management fees (Note 3b)	146,857	81,894
Incentive fees	1,908,225	—
Professional fees	101,132	66,479
Other	12,502	14,754
Redemptions payable (Note 6)	3,668,466	1,696,442

Total liabilities	6,245,648	2,121,345

Partners’ Capital: (Notes 1 and 6)
General Partner 390.1941 Unit equivalents outstanding at December 31, 2008 and 2007	711,258	373,342
Limited Partners, 44,809.2848 and 49,105.3225 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	81,679,644	46,984,607

Total partners’ capital	82,390,902	47,357,949

Total liabilities and partners’ capital	$88,636,550	$49,479,294

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$31,587	0.03%
Interest Rates U.S.	123,247	0.15
Interest Rates Non-U.S.	52,507	0.06

Total futures contracts purchased	207,341	0.24

Futures Contracts Sold
Currencies	(11,231)	(0.01)
Energy	(7,254)	(0.01)
Grains	(24,335)	(0.03)
Indices	(19,647)	(0.02)
Livestock	6,800	0.01
Metals	(15,700)	(0.02)
Softs	9,325	0.01

Total futures contracts sold	(62,042)	(0.07)

Net unrealized appreciation on open futures contracts	145,299	0.17

Unrealized Appreciation on Forward Contracts
Metals	65,213	0.08

Total unrealized appreciation on forward contracts	65,213	0.08

Unrealized Depreciation on Forward Contracts
Metals	(2,225)	(0.00)*

Total unrealized depreciation on forward contracts	(2,225)	(0.00)*

Investment in JWH Master	75,780,732	91.98

Total fair value	$75,989,019	92.23%

* Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Unrealized Appreciation on Open Forward Contracts
Currencies	$53	0.00%*
Metals	81,663	0.17

Total unrealized appreciation on open forward contracts	81,716	0.17

Unrealized Depreciation on Open Forward Contracts
Currencies	(7)	(0.00)*
Metals	(35,150)	(0.07)

Total unrealized depreciation on open forward contracts	(35,157)	(0.07)

Total fair value	$46,559	0.10%

* Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed positions	$4,500,381	$(4,181,541)	$(19,944,338)
Net realized gains (losses) on investment in JWH Master	41,392,480	—	—
Change in net unrealized gains (losses) on open positions	161,728	(634,999)	719,475
Change in net unrealized gains (losses) on investment in JWH Master	2,903,758	—	—

Gain (loss) from trading, net	48,958,347	(4,816,540)	(19,224,863)
Interest income (Note 3c)	108,073	2,591,466	4,756,761
Interest income from investment in JWH Master	497,986	—	—

Total income (loss)	49,564,406	(2,225,074)	(14,468,102)

Expenses:
Brokerage commissions including clearing fees (Note 3c)	3,718,766	4,039,869	7,233,501
Management fees (Note 3b)	1,317,360	1,424,341	2,528,335
Incentive fees	1,950,387	—	—
Professional fees	262,526	205,446	129,655
Other	32,029	66,931	33,740

Total expenses	7,281,068	5,736,587	9,925,231

Net income (loss)	$42,283,338	$(7,961,661)	$(24,393,333)

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$866.02	$(78.67)	$(226.91)

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2008, 2007 and 2006

	Limited	General
	Partners	Partner	Total

Partners’ capital at December 31, 2005	$139,116,177	$1,094,858	$140,211,035
Net income (loss)	(24,196,536)	(196,797)	(24,393,333)
Sale of 16,128.6388 Redeemable Units of Limited Partnership Interest	19,236,000	—	19,236,000
Redemption of 30,635.4400 Redeemable Units of Limited Partnership Interest	(35,067,364)	—	(35,067,364)

Partners’ capital at December 31, 2006	99,088,277	898,061	99,986,338
Net income (loss)	(7,867,621)	(94,040)	(7,961,661)
Sale of 3,305.2546 Redeemable Units of Limited Partnership Interest	3,225,000	—	3,225,000
Redemption of 49,893.3341 Redeemable Units of Limited Partnership Interest and 477.0956 General Partner Units equivalent	(47,461,049)	(430,679)	(47,891,728)

Partners’ capital at December 31, 2007	46,984,607	373,342	47,357,949
Net income (loss)	41,945,422	337,916	42,283,338
Sale of 6,833.5420 Redeemable Units of Limited Partnership Interest	8,989,000	—	8,989,000
Redemption of 11,129.5797 Redeemable Units of Limited Partnership Interest	(16,239,385)	—	(16,239,385)

Partners’ capital at December 31, 2008	$81,679,644	$711,258	$82,390,902

Net Asset Value per Unit:

2006:	$1,035.48

2007:	$956.81

2008:	$1,822.83

Smith Barney Westport Futures Fund L.P.
Notes to Financial statements
December 31, 2008

1.	Partnership Organization:

Smith Barney Westport Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”).

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2017; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Partnership and JWH Master (as defined in note 5 “Investment in Partnership”) adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and JWH Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of December 31, 2008, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$65,213	$65,213	$—	$—
Futures	145,299	145,299
Investment in JWH Master	75,780,732	—	75,780,732	—

Total assets	$75,991,244	$210,512	$75,780,732	$—

Liabilities
Forwards	$2,225	$2,225	$—	$—

Total liabilities	2,225	2,225	—	—

Total fair value	$75,989,019	$208,287	$75,780,732	$—

d.	Futures Contracts. The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership and JWH Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.

g.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership.

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions or (ii) $25,000. As of December 31, 2008, the General Partner’s interest was less than 1% of the partners’ contributions. On April 1, 2009, the General Partner plans to increase its interest to at least 1% of the partners’ contributions.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with John W. Henry & Company, Inc. (“JWH”) (the “Advisor”), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”), directly and through its investment in JWH Master. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in this Partnership. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held for margin requirements were $771,833 and $7,965, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007, based on a monthly calculation, were $627,538 and $704,057, respectively.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

5.	Investment in Partnership:

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (the “JWH Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 29,209.3894 Units of JWH Master with cash of $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, to invest together in one trading vehicle. The General Partner is also the general partner of JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The JWH Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. The Partnership and JWH Master engage in such trading through a commodity brokerage account maintained with CGM.

A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from JWH Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner/non-managing member elect to redeem and inform JWH Master.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

As of December 31, 2008, the Partnership owned approximately 87.8% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of JWH Master is shown in the following table.

	December 31, 2008
	Total	Total	Total
	Assets	Liabilities	Capital

JWH Master	$86,363,280	$25,022	$86,338,258

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

Summarized information reflecting the Partnership’s investment in, and the operations of, JWH Master is shown in the following table.

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2008
JWH Master	91.98%	$75,780,732	$44,794,224	$63,398	$37,069	$44,693,757	Commodity Portfolio	Monthly

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the last day of each month on 10 days notice to the General Partner. No fee will be charged for redemptions.

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$927.43	$(89.22)	$(245.71)
Interest income	12.25	33.61	43.17
Expenses**	(73.66)	(23.06)	(24.37)

Increase (decrease) for the year	866.02	(78.67)	(226.91)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	956.81	1,035.48	1,262.39

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,822.83	$956.81	$1,035.48

*	Includes brokerage commissions

**	Excludes brokerage commissions

	2008	2007	2006

Ratios to Average Net Assets:
Net investment income (loss) before incentive fees***	(7.5)%	(4.5)%	(4.1)%

Operating expenses	8.5%	8.2%	8.0%
Incentive fees	3.1%	—%	—%

Total expenses	11.6%	8.2%	8.0%

Total return:
Total return before incentive fees	95.1%	(7.6)%	(18.0)%
Incentive fees	(4.6)%	—%	—%

Total return after incentive fees	90.5%	(7.6)%	(18.0)%

***	Interest income less total expenses

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of its business, the Partnership and JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and JWH Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and JWH Master are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and JWH Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Partnership and JWH Master are a party to. The Partnership and JWH Master have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and JWH Master’s assets is CGM.

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

Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$24,077,885	$4,579,302	$1,192,985	$15,995,468
Net income (loss)	$21,631,221	$4,227,747	$826,090	$15,598,280
Increase (decrease) in Net Asset Value per Unit	$453.35	$89.82	$18.02	$304.83

	For the period from	For the period from	For the period from	For the period from
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	January 1, 2007 to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$1,791,625	$(1,181,512)	$4,644,979	$(11,520,035)
Net income (loss)	$1,416,733	$(1,603,509)	$4,224,343	$(11,999,228)
Increase (decrease) in Net Asset Value per Unit	$21.71	$(19.25)	$51.64	$(132.77)

To the Members of
JWH Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
Managing Member,
JWH Master Fund LLC

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Members of
JWH Master Fund LLC:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in members’ capital present fairly, in all material respects, the financial position of JWH Master Fund LLC at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Members
JWH Master Fund LLC:
We have audited the accompanying statements of financial condition of JWH Master Fund LLC (the “Company”) (formerly known as JWH Strategic Allocation Master Fund LLC), as of December 31, 2007, and the related statements of income and expenses, and changes in members’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Master Fund LLC as of December 31, 2007, and the results of its operations, and changes in members’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

JWH Master Fund LLC
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$76,979,380	$18,156,505
Cash margin (Note 3c)	5,941,717	8,843
Net unrealized appreciation on open futures contracts	3,440,881	—
Unrealized appreciation on open forward contracts	—	36,083

	86,361,978	18,201,431
Interest receivable	1,302	41,264

Total assets	$86,363,280	$18,242,695

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$500
Unrealized depreciation on open forward contracts	—	29,107
Accrued expenses:
Professional fees	23,720	26,001
Distribution payable (Note 5)	1,302	41,264
Redemption payable (Note 5)	—	12,753,661

Total liabilities	25,022	12,850,533

Members’ Capital:
Members’ Capital, 28,591.1325 and 3,983.2769 Redeemable Units of Member Interest outstanding at December 31, 2008 and 2007, respectively	86,338,258	5,392,162

Total liabilities and members’ capital	$86,363,280	$18,242,695

See accompanying notes to financial statements.

JWH Master Fund LLC
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$68,088	0.08%
Grains	(2,825)	(0.00)*
Indices	110	0.00 *
Interest Rates Non-U.S.	657,723	0.76
Interest Rates U.S.	2,079,770	2.41
Metals	136,520	0.16

Total futures contracts purchased	2,939,386	3.41

Futures Contracts Sold
Currencies	46,800	0.05
Energy	326,158	0.38
Grains	(75,834)	(0.09)
Indices	(6,832)	(0.01)
Metals	211,203	0.25

Total futures contracts sold	501,495	0.58

Total fair value	$3,440,881	3.99%

* Due to rounding

See accompanying notes to financial statements.

JWH Master Fund LLC
Schedule of Investments
December 31, 2007

		% of Members’
	Fair Value	Capital

Futures Contracts Sold
Interest Rates U.S.	$(500)	(0.01)%

Total futures contracts sold	(500)	(0.01)

Unrealized Appreciation on Open Forward Contracts
Metals	36,083	0.67

Total unrealized appreciation on open forward contracts	36,083	0.67

Unrealized Depreciation on Open Forward Contracts
Metals	(29,107)	(0.54)

Total unrealized depreciation on open forward contracts	(29,107)	(0.54)

Total fair value	$6,476	0.12%

See accompanying notes to financial statements.

JWH Master Fund LLC
Statements of Income and Expenses
for the years ended
December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$47,316,119	$(6,047,998)	$(20,394,749)
Change in net unrealized gains (losses) on open positions	3,434,405	(717,510)	826,820

Gain (loss) from trading, net	50,750,524	(6,765,508)	(19,567,929)
Interest income	590,486	2,787,294	5,759,326

Total income (loss)	51,341,010	(3,978,214)	(13,808,603)

Expenses:
Clearing fees	72,704	97,052	263,325
Professional fees	42,496	37,506	6,417

Total expenses	115,200	134,558	269,742

Net income (loss)	$51,225,810	$(4,112,772)	$(14,078,345)

Net income (loss) per Unit of Member interest (Notes 1 and 6)	$1,684.88	$3.78 *	$(175.82)

*	The amount shown per Unit does not correspond with the net loss presented above because of the timing of additions/redemption of the Master’s Units in relation to the fluctuating values of the Master’s commodity interest.

See accompanying notes to financial statements.

JWH Master Fund LLC
Statements of Changes in Members’ Capital
For the years ended
December 31, 2008, 2007 and 2006

Members’
Capital

Members’ Capital at December 31, 2005	$163,812,603
Net income (loss)	(14,078,345)
Sale of 4,409.5377 Units of Members’ Interest	6,844,857
Redemption of 29,929.0054 Units of Members’ Interest	(46,969,877)
Distribution of interest income to feeder funds	(5,759,326)

Members’ Capital at December 31, 2006	103,849,912
Net income (loss)	(4,112,772)
Sale of 4,733.7680 Units of Members’ Interest	6,163,757
Redemption of 74,673.6421 Units of Members’ Interest	(97,721,441)
Distribution of interest income to feeder funds	(2,787,294)

Members’ Capital at December 31, 2007	5,392,162
Net income (loss)	51,225,810
Sale of 31,882.0862 Units of Members’ Interest	45,577,553
Redemption of 7,274.2306 Units of Members’ Interest	(15,266,781)
Distribution of interest income to feeder funds	(590,486)

Members’ Capital at December 31, 2008	$86,338,258

Net Asset Value per Unit of Member Interest:

2006:	$1,404.84

2007:	$1,353.70

2008:	$3,019.76

See accompanying notes to financial statements.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

JWH Master Fund LLC, formerly JWH Strategic Allocation Master Fund LLC (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of member interest (“Units”).

On January 26, 2001, Shearson Mid-West Futures Fund (“Mid-West”) and Smith Barney Mid-West Futures Fund L.P. II (“Mid-West II”) allocated substantially all of their capital to the Master. With this cash, Mid-West and Mid-West II purchased a total of 74,020.3930 Units of the Master with a fair value of $74,020,393. On March 1, 2001, The Saugatuck Fund L.P. (“Saugatuck”) allocated substantially all of its capital to the Master and purchased a total of 20,750.0000 Units of the Master with cash equal to $20,750,000. On December 1, 2001, The Aspetuck Fund L.P. (“Aspetuck”) allocated substantially all of its capital to the Master and purchased a total of 3,184.5305 Units of the Master with cash equal to $3,050,000. On November 1, 2002, JWH Global Strategies Limited Series (“JWH Global Strategies”) allocated substantially all of its capital to the Master and purchased a total of 1,338.2964 Units of the Master with cash equal to $2,000,000. On May 22, 2003, Citigroup Diversified 2000 Futures Fund L.P., formerly Smith Barney Diversified 2000 Futures Fund L.P. (“Diversified 2000”) allocated a portion of its capital to the Master and purchased a total of 14,370.0894 Units of the Master with a fair value of $27,367,545. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (“CMF Institutional”) allocated a portion of its capital to the Master and purchased 4,195.5111 Units of the Master with cash equal to $7,000,000. On March 31, 2007, Diversified 2000 redeemed its entire investment in the Master. This amounted to 9,843.6945 Units with a fair value of $12,209,977, which includes interest income of $44,692. On December 31, 2007, Mid-West, Mid-West II, Aspetuck, Saugatuck and JWH Global Strategies redeemed their entire investment in the Master. This amounted to 2,573.5510, 3,447.4985, 490.4174, 593.8311 and 2,316.0354 Units with a fair value of $3,490,986, $4,676,096, $665,546, $805,889 and $3,143,096, which includes interest income of $7,170, $9,217, $1,668, $2,019 and $7,878, respectively, that is included as part of distribution payable in the Statements of Financial Condition. On January 2, 2008, Smith Barney Westport Futures Fund L.P. (“Westport”) allocated substantially all of its capital to the Master and purchased a total of 29,209.3894 Units of the Master with cash equal to $39,540,753. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the “Advisor”) using the Global Analytics Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of CMF Institutional and Westport (each a “Member,” collectively the “Funds”) with approximately 12.2% and 87.8% investments in the Master at December 31, 2008, respectively. Prior to their redemption on December 31, 2007, the Master’s investors consisted of Mid-West, Mid-West II, Aspetuck, Saugatuck, JWH Global Strategies, and CMF Institutional with approximately 19.2%, 25.7%, 3.7%, 4.4%, 17.3%, and 29.7% investments in the Master at December 31, 2007, respectively. As of December 31, 2007, CMF Institutional was the sole Member of the Master.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the managing member (the “Managing Member”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the Managing Member. The Managing Member is wholly-owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2008

and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2030; or under certain other circumstances as defined in the Limited Liability Company Agreement of the Master (the “Limited Liability Company Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2008

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$3,440,881	$3,440,881	$—	$—

Total assets	3,440,881	3,440,881	—	—

Total fair value	$3,440,881	$3,440,881	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Member has concluded that the

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2008

adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2005.

h.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the Managing Member or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements was $5,941,717 and $8,843, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2008

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $3,820,612 and $436,466, respectively.

5.	Distributions and Redemptions:

A non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the managing member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$1,667.47	$(50.21)	$(242.40)
Interest income	18.82	54.92	66.65
Expenses**	(1.41)	(0.93)	(0.07)

Increase (decrease) for the year	1,684.88	3.78	(175.82)
Distribution of interest income to feeder funds	(18.82)	(54.92)	(66.65)
Net Asset Value per Unit of Member Interest, beginning of year	1,353.70	1,404.84	1,647.31

Net Asset Value per Unit of Member Interest, end of year	$3,019.76	$1,353.70	$1,404.84

	2008	2007	2006
Ratios to average net assets:
Net investment income (loss)***	0.8%	4.1%	4.1%

Operating expenses	0.2%	(0.2)%	(0.2)%

Total return	124.5%	0.3%	(10.7)%

*	Includes clearing fees

**	Excludes clearing fees

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2008

negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The Managing Member monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for JWH Master for the year ended December 31, 2008 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$24,433,991	$9,076,759	$1,195,658	$16,561,898

Net Income (loss)	$24,418,394	$9,066,319	$1,185,708	$16,555,389

Increase (decrease) in Net Asset Value per Unit	$832.62	$307.18	$40.15	$504.93

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP was previously the principal accountant for the Partnership. On June 26, 2008, that firm was dismissed as principal accountant and PricewaterhouseCoopers LLP was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the year.
     The audit report of KPMG LLP on the financial statements of the Partnership as of and for the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
     None

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by John W. Henry & Company, Inc.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $3,718,766 were earned by CGM for the year ended December 31, 2008. Management fees and incentive fees of $1,317,360 and $1,950,387, respectively, were earned by the Advisor for the year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     (a) Security ownership of certain beneficial owners. As of February 28, 2009, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 390.1941 Redeemable Units Units (0.9%) of Limited Partnership Interest as of December 31, 2008.
     (c) Changes in control. None.
Item 13. Certain Relationship and Related Transactions.
     Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) in the period from June 27, 2008 through December 31, 2008 and KPMG LLP (“KPMG”)in the period from January 1, 2007 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

PwC	$99,000
KPMG	$73,000
     (2) Audit-Related Fees. None
     (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC in 2008 and KPMG in 2007 for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

PwC	$22,000
KPMG	$31,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (1) Financial Statements:
     Statements of Financial Condition at December 31, 2008 and 2007.
     Schedules of Investments at December 31, 2008 and 2007.
     Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006.
     Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006.
     Notes to Financial Statements.
     (2) Exhibits:
3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.2	Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-24923) and incorporated herein by reference).

10.5	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 1999 (previously filed).

10.6	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2000 (previously filed).

10.7	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2001 (previously filed).

10.8	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2002 (previously filed).

10.9	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2003 (previously filed).

10.10	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2004 (previously filed).

10.11	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2005 (previously filed).

10.12	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2006 (previously filed).

10.13	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2007 (previously filed).

10.14	Letter extending the Management Agreement between the General Partner and John W. Henry & Company, Inc. for 2008 (filed herein).

23.1	Consent from KPMG LLP dated March 26, 2009 (filed herein)
     The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
Exhibit 31.1 — Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2009.

Smith Barney Westport Futures Fund L.P.
By:	/s/ Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci, President & Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci Jerry Pascucci	/s/ Ihor Rakowsky Ihor Rakowsky
President and Director	Secretary and Director

/s/ Jennifer Magro	/s/ Daryl Dewbrey

Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and	Director
Director

/s/ Steve Ciampi	/s/ Raymond Nolte

Steve Ciampi	Raymond Nolte
Director	Director

/s/ Shelley Deavitt Ullman

Shelley Deavitt Ullman
Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.