Form 10-Q
period 2009-03-31
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2009-05-15
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

As of April 30, 2009, 41,292.7305 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 –18

Item 4T.	Controls and Procedures	19

PART II — Other Information		20 - 25

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Investment in JWH Master, at fair value	$63,664,759	$75,781,841
Equity in trading account:
Cash	10,926,660	11,872,187
Cash margin	474,160	771,833
Net unrealized appreciation on open futures contracts	38,335	145,299
Net unrealized appreciation on open forward contracts	—	62,988

	75,103,914	88,634,148
Interest receivable	1,031	177

Total assets	$75,104,945	$88,634,325

Liabilities and Partners’ Capital

Liabilities:

Net unrealized depreciation on open forward contracts	$47,163	$—
Accrued expenses:
Brokerage commissions	344,015	406,241
Management fees	124,413	146,857
Incentive fees	—	1,908,225
Other	66,220	113,634
Redemptions payable	2,887,973	3,668,466

Total liabilities	3,469,784	6,243,423

Partners’ Capital:
General Partner 390.1941 Unit equivalents outstanding at March 31, 2009 and December 31, 2008, respectively	655,842	711,258
Limited Partners, 42,229.1652 and 44,809.2848 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	70,979,319	81,679,644

Total partners’ capital	71,635,161	82,390,902

Total liabilities and partners’ capital	$75,104,945	$88,634,325

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

	Number of			% of Partners’
	Contracts	Fair Value		Capital
Futures Contracts Purchased
Currencies	2	$(3,150)		(0.00)%*
Grains	1	(475)		(0.00)*
Interest Rates U.S.	27	40,859		0.06
Interest Rates Non-U.S.	24	18,248		0.03
Indices	5	(6,720)		(0.01)
Metals	3	(4,260)		(0.00)*
Softs	13	8,520		0.01

Total futures contracts purchased		53,022		0.09

Futures Contracts Sold
Currencies	22	(12,300)		(0.02)
Energy	10	25,099		0.04
Grains	9	(19,361)		(0.03)
Indices	10	(12,063)		(0.02)
Livestock	6	3,360		0.00 *
Softs	10	578		0.00 *

Total futures contracts sold		(14,687)		(0.03)

Net unrealized appreciation on open futures contracts		38,335	**	0.06

Unrealized Appreciation on Open Forward Contracts
Metals	5	7,737		0.01

Total unrealized appreciation on open forward contracts		7,737		0.01

Unrealized Depreciation on Open Forward Contracts
Metals	8	(54,900)		(0.08)

Total unrealized depreciation on open forward contracts		(54,900)		(0.08)

Net unrealized depreciation on open forward contracts		(47,163	)***	(0.07)

Investment in JWH Master		63,664,759		88.87

Total fair value		$63,655,931		88.86%

*	Due to rounding

**	This amount is included in “ Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition

***	This amount is included in “ Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	19	$31,587	0.03%
Interest Rates U.S.	27	123,247	0.15
Interest Rates Non-U.S.	26	52,507	0.06

Total futures contracts purchased		207,341	0.24

Futures Contracts Sold
Currencies	14	(11,231)	(0.01)
Energy	10	(7,254)	(0.01)
Grains	11	(24,335)	(0.03)
Indices	26	(19,647)	(0.02)
Livestock	6	6,800	0.01
Metals	6	(15,700)	(0.02)
Softs	32	9,325	0.01

Total futures contracts sold		(62,042)	(0.07)

Net unrealized appreciation on open futures contracts		145,299 **	0.17

Unrealized Appreciation on Open Forward Contracts
Metals	6	65,213	0.08

Total unrealized appreciation on open forward contracts		65,213	0.08

Unrealized Depreciation on Open Forward Contracts
Metals	2	(2,225)	(0.00)*

Total unrealized depreciation on open forward contracts		(2,225)	(0.00)*

Net unrealized appreciation on open forward contracts		62,988 ***	0.08

Investment in JWH Master		75,781,841	91.98

Total fair value		$75,990,128	92.23%

*	Due to rounding

**	This amount is included in “ Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition

***	This amount is included in “ Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partner’s Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	$83,460	$2,062,793
Net realized gains (losses) on investment in JWH Master	(1,255,261)	12,890,274
Change in net unrealized gains (losses) on open contracts	(217,115)	182,700
Change in net unrealized gains (losses) on investment in JWH Master	(3,421,008)	1,491,216

Gain (loss) from trading, net	(4,809,924)	16,626,983
Interest income	2,569	42,969
Interest income from JWH Master	14,891	189,096

Total income (loss)	(4,792,464)	16,859,048

Expenses:
Brokerage commissions, including clearing fees	1,106,225	863,580
Management fees	395,349	303,548
Other expenses	79,217	93,640

Total expenses	1,580,791	1,260,768

Net income (loss)	(6,373,255)	15,598,280
Additions – Limited Partners	2,960,000	2,218,000
Redemptions – Limited Partners	(7,342,486)	(2,582,936)

Net increase (decrease) in Partners’ capital	(10,755,741)	15,233,344
Partners’ capital, beginning of period	82,390,902	47,357,949

Partners’ Capital, end of period	$71,635,161	$62,591,293

Net asset value per Unit (42,619.3593 and 49,611.1013 Units outstanding at March 31, 2009 and 2008, respectively)	$1,680.81	$1,261.64

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(142.02)	$304.83

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Smith Barney Westport Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, grains, U.S. and non-U.S. interest rates, indices, softs and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership and JWH Master (as defined in Note 5 “Investment in Partnership”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). As of March 31, 2009, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008, the results of its operations and changes in Partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
Net realized and unrealized gains (losses) *	$(131.89)	$308.08
Interest income	0.39	4.54
Expenses **	(10.52)	(7.79)

Increase (decrease) for the period	(142.02)	304.83
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,822.83	956.81

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,680.81	$1,261.64

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended
	March 31,
	2009	2008

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.1)%	(7.2)%

Operating expense	8.1%	9.0%
Incentive fees	—%	—%

Total expenses	8.1%	9.0%

Total return:
Total return before incentive fees	(7.8)%	31.9%
Incentive fees	—%	—%

Total return after incentive fees	(7.8)%	31.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $149,664 and $627,538, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2009 and December 31, 2008, were $(8,828) and $208,287, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Gain (loss)
Sector	from trading
Currencies	$(185,666)
Energy	102,191
Grains	3,948
Interest Rates U.S.	(48,966)
Interest Rates Non-U.S.	(27,382)
Indices	45,973
Livestock	12,580
Metals	(29,966)
Softs	(6,367)
)
Total	$(133,655)
)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. Dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

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

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$38,335	$38,335	$—	$—
Investment in JWH Master	63,664,759	—	63,664,759	—

Total assets	$63,703,094	$38,335	$63,664,759	$—

Liabilities
Forwards	$47,163	$47,163	$—	$—

Total liabilities	47,163	47,163	—	—

Total fair value	$63,655,931	$(8,828)	$63,664,759	$—

5.	Investment in Partnership:

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

A Limited Partner/non-managing member may withdraw all or part of their redeemable capital contribution and undistributed profits, if any, from JWH Master in multiplies of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”), after a request for redemption has been made to the General Partner/non-managing member at least 3 days in advance of the Redemption date. The Units are classified as a liability when the Limited Partner/non-managing member elect to redeem and inform JWH Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and National Futures Association Fees (collectively the “clearing fees”) are borne the Partnership and through its investment in by JWH Master. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

At March 31, 2009 the Partnership owned approximately 89.6% of JWH Master. At December 31, 2008, the Partnership owned approximately 87.8% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of JWH Master are shown in the following tables.

	March 31, 2009
	Total Assets	Total Liabilities	Total Capital

JWH Master	$71,470,545	$394,833	$71,075,712

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

JWH Master	$86,361,978	$23,720	$86,338,258

Summarized information reflecting the Partnership’s investment in, and the operation of, JWH Master are shown in the following tables.

March 31, 2009			For the three months ended March 31, 2009
	% of			Expenses		Net

	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Commodity
JWH Master	88.87%	$63,664,759	$(4,661,378)	$12,333	$11,478	$(4,685,189)	Portfolio	Monthly

December 31, 2008			For the three months ended March 31, 2008
	% of			Expenses		Net

	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Commodity
JWH Master	91.98%	$75,781,841	$14,570,586	$18,990	$5,714	$14,545,882	Portfolio	Monthly

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and JWH Master, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership and JWH Master risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and JWH Master risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership and JWH Master assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership and JWH Master counterparty is an exchange or clearing organization.

The General Partner monitors and controls the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and JWH Master’s business, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are (i) investment in JWH Master (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on futures trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital decreased 13.1% from $82,390,902 to $71,635,161. This decrease was attributable to net loss from operations of $6,373,255, coupled with the redemptions of 4,222.2508 Redeemable Units of Limited Partnership Interest totaling $7,342,486, which was partially offset by the addition of 1,642.1312 Redeemable Units of Limited Partnership Interest totaling $2,960,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows.  The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partner’s Capital.

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

The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.   The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin’’) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partner’s Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partner’s Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations

During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit decreased 7.8% from $1,822.83 to $1,680.81 as compared to an increase of 31.9% in the first quarter of 2008. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed contracts, change in net unrealized gains (losses) on open contracts and investment in JWH Master) before brokerage commissions and related fees in the first quarter of 2009 of $4,809,924. Losses were primarily attributable to the Partnership’s and JWH Masters’, trading of currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in energy, indices and livestock. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed contracts, change in net unrealized gains (losses) on open contracts and investment in JWH Master) before brokerage commissions and related fees in the first quarter of 2008 of $16,626,983. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs and indices.

The first quarter of 2009 presented a challenging trading environment with non-directional volatility in several markets. Some of the trends that were established last year, continued into the first quarter of 2009 before reversing later in the quarter. In general, markets were trend less with relatively high volatility. The Partnership was profitable in energy and stock indices while losses were seen in currencies, interest rates, grains, metals and agricultural softs.

In the energy sector, the Partnership recorded gains as the bearish trend across the petroleum complex continued into the New Year. In the crude oil market, contango widened indicating that the excess supply in the market was being pushed into storage. The bearish trend was also prominent in natural gas. Modest gains were seen in the equity indices as the global equity markets remained volatile. Equity markets seemed to stabilize coming into the New Year but then registered some of the biggest losses in February before posting a recovery in March.

In the currencies, the Partnership registered losses as the currency markets remained volatile and trend less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by the weak fundamentals in the European region. British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. In the fixed income sector, the Partnership registered losses as the interest rates seemed to bottom-out during the quarter and reversed their trends briefly. However the massive Treasury Bond purchase program announced by the U.S. Federal Reserve reinforced the trend of increasing bond prices. In the grains and agricultural softs sectors, the Partnership registered losses as most of the products remained trendless and volatile. Some of the major losses in these sectors came from soybeans and coffee. In the metals sector, industrial metals reversed their previously established strong bearish trend as bullish trend seemed to appear during the quarter. Precious metals were profitable during the early part of quarter when bullish trend was seen, which however, reversed massively in the later part of the quarter causing the Partnership to record losses.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership and JWH Master depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2009 decreased by $214,605, as compared to the corresponding period in 2008. The decrease is due to lower U.S. Treasury bill rates, during the three months ended March 31, 2009, as compared to the corresponding period in 2008. The interest earned at the investment level in JWH Master is included in the Partnership’s share of overall net income (loss) allocated from JWH Master.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2009 increased by $242,645, as compared to the corresponding period in 2008. The increase in brokerage commissions and fees is due to higher average adjusted net assets during the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 increased by $91,801, as compared to the corresponding period in 2008. The increase in management fees is due to higher average adjusted net assets during the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2009 and 2008. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair value of the Partnership’s and JWH Master’s open contracts and, consequently, in its earnings and cash balances. The Partnership’s and JWH Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s and JWH Master’s open contracts and the liquidity of the markets in which they trade.

The Partnership and JWH Master rapidly acquire and liquidate both long and short contracts in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and JWH Master’s past performance is not necessarily indicative of its future results.

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

Exchange maintenance margin requirements have been used by the Partnership and JWH Master as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open contracts by market category as of March 31, 2009 and the highest, lowest and average values during the three months ended March 31, 2009. All open contracts trading risk exposures of the Partnership and JWH Master have been included in calculating the figures set forth below. As of March 31, 2009, the Partnership’s total capital was $71,635,161. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$70,760	0.10%	$163,110	$70,760	$124,120
Energy	57,520	0.08%	68,520	57,520	59,853
Grains	11,655	0.02%	23,000	11,655	19,218
Interest Rates U.S.	41,700	0.06%	45,800	41,000	44,433
Interest Rates Non -U.S.	65,511	0.09%	99,029	63,548	75,888
Livestock	7,200	0.01%	8,400	7,200	7,600
Metals	32,694	0.04%	86,155	32,689	64,822
Softs	37,250	0.05%	68,250	37,250	52,967
Indices	76,415	0.11%	165,287	73,361	119,535

Totals	$400,705	0.56%

*	Average of month-end Values at Risk

As of March 31, 2009, JWH Master’s total capitalization was $71,075,712. The Partnership owned approximately 89.6% of JWH Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies	$952,660	1.34%	$1,275,400	$201,490	$1,034,353
Energy	311,112	0.44%	1,744,940	287,732	1,164,621
Grains	234,000	0.33%	912,000	53,570	408,583
Interest Rates U.S.	743,000	1.04%	743,000	44,000	365,489
Interest Rates Non -U.S.	867,713	1.22%	1,028,350	272,607	620,214
Metals	395,961	0.56%	1,047,852	133,362	651,237
Softs	314,000	0.44%	594,900	48,000	350,150
Indices	154,043	0.22%	574,621	16,000	426,439

Total	$3,972,489	5.59%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
          On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2009, there were additional sales of 1,641.1312 Redeemable Units totaling $2,960,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable units were purchased by accredited investor’s as described in Regulation D, as well as to a small number of persons who are non-accredited investor’s.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
January 1, 2009 - January 31, 2009	1,611.5344	$1,771.96	N/A	N/A
February 1, 2009 - February 28, 2009	892.5134	$1,791.50	N/A	N/A
March 1, 2009 - March 31, 2009	1,718.2030	$1,680.81	N/A	N/A
	4,222.2508	$1,739.00

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

Date: May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: May 15, 2009