Form 10-Q
period 2009-06-30
SMITH BARNEY WESTPORT FUTURES FUND LP
filed 2009-08-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Yes     No X

As of July 31, 2009, 39,018.7478 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WESTPORT FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 –19

Item 4T.	Controls and Procedures	20

PART II — Other Information		21 - 25

Exhibits
EX-10 JOINDER AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I

Item 1. Financial Statements

Smith Barney Westport Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Investment in JWH Master, at fair value	$57,127,540	$75,781,841
Equity in trading account:
Cash	8,962,718	11,872,187
Cash margin	671,946	771,833
Net unrealized appreciation on open futures contracts	—	145,299
Net unrealized appreciation on open forward contracts	—	62,988

	66,762,204	88,634,148
Interest receivable	638	177

Total assets	$66,762,842	$88,634,325

Liabilities and Partners’ Capital

Liabilities:

Net unrealized depreciation on open futures contracts	$24,314	$—
Net unrealized depreciation on open forward contracts	43,025	—
Accrued expenses:
Brokerage commissions	305,688	406,241
Management fees	110,541	146,857
Incentive fees	—	1,908,225
Other	65,086	113,634
Redemptions payable	944,067	3,668,466

Total liabilities	1,492,721	6,243,423

Partners’ Capital:
General Partner 509.1843 and 390.1941 Unit equivalents outstanding at June 30, 2009 and December 31, 2008, respectively	825,586	711,258
Limited Partners, 39,746.4816 and 44,809.2848 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	64,444,535	81,679,644

Total partners’ capital	65,270,121	82,390,902

Total liabilities and partners’ capital	$66,762,842	$88,634,325

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	26	$9,431	0.01%
Energy	4	(7,009)	(0.01)
Grains	10	(19,330)	(0.03)
Interest Rates U.S.	19	(3,562)	(0.00)*
Interest Rates Non-U.S.	22	42,082	0.06
Indices	22	157	0.00 *
Metals	7	(18,420)	(0.03)
Softs	26	30,055	0.05

Total futures contracts purchased		33,404	0.05

Futures Contracts Sold

Currencies	14	(34,212)	(0.05)
Energy	5	4,350	0.01
Grains	14	27,125	0.04
Interest Rates U.S.	14	(26,594)	(0.04)
Interest Rates Non-U.S.	6	(17,337)	(0.03)
Indices	2	1,010	0.00 *
Livestock	9	(10,860)	(0.01)
Softs	8	(1,200)	(0.00)*

Total futures contracts sold		(57,718)	(0.08)

Unrealized Appreciation on Forward Contracts

Metals	20	9,431	0.01

Total unrealized appreciation on forward contracts		9,431	0.01

Unrealized Depreciation on Forward Contracts

Metals	11	(52,456)	(0.08)

Total unrealized depreciation on forward contracts		(52,456)	(0.08)

Investment in JWH Master		57,127,540	87.52

Total fair value		$57,060,201	87.42%

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	19	$31,587	0.03%
Interest Rates U.S.	27	123,247	0.15
Interest Rates Non-U.S.	26	52,507	0.06

Total futures contracts purchased		207,341	0.24

Futures Contracts Sold
Currencies	14	(11,231)	(0.01)
Energy	10	(7,254)	(0.01)
Grains	11	(24,335)	(0.03)
Indices	26	(19,647)	(0.02)
Livestock	6	6,800	0.01
Metals	6	(15,700)	(0.02)
Softs	32	9,325	0.01

Total futures contracts sold		(62,042)	(0.07)

Unrealized Appreciation on Open Forward Contracts
Metals	6	65,213	0.08

Total unrealized appreciation on open forward contracts		65,213	0.08

Unrealized Depreciation on Open Forward Contracts
Metals	2	(2,225)	(0.00)*

Total unrealized depreciation on open forward contracts		(2,225)	(0.00)*

Investment in JWH Master		75,781,841	91.98

Total fair value		$75,990,128	92.23%

*	Due to rounding.

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Statements of Income and Expenses and Partner’s Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	$(380,196)	$597,706	$(296,735)	$2,660,499
Net realized gains (losses) on investment in JWH Master	(1,321,297)	1,290,633	(2,576,559)	14,180,907
Change in net unrealized gains (losses) on open contracts	(58,511)	377,180	(275,626)	559,880
Change in net unrealized gains (losses) on investment in JWH Master	698,944	(396,154)	(2,722,064)	1,095,062

Gain (loss) from trading, net	(1,061,060)	1,869,365	(5,870,984)	18,496,348
Interest income	2,063	33,046	4,630	76,015
Interest income from JWH Master	11,999	147,210	26,892	336,306

Total income (loss)	(1,046,998)	2,049,621	(5,839,462)	18,908,669

Expenses:
Brokerage commissions, including clearing fees	976,887	856,636	2,083,112	1,720,216
Management fees	347,025	303,869	742,374	607,417
Other	85,433	63,026	164,650	156,666

Total expenses	1,409,345	1,223,531	2,990,136	2,484,299

Net income (loss)	(2,456,343)	826,090	(8,829,598)	16,424,370
Additions – Limited Partners	405,000	626,000	3,365,000	2,844,000
Additions – General Partner	200,000	—	200,000	—
Redemptions – Limited Partners	(4,513,697)	(3,379,320)	(11,856,183)	(5,962,256)

Net increase (decrease) in Partners’ capital	(6,365,040)	(1,927,230)	(17,120,781)	13,306,114
Partners’ Capital, beginning of period	71,635,161	62,591,293	82,390,902	47,357,949

Partners’ Capital, end of period	$65,270,121	$60,664,063	$65,270,121	$60,664,063

Net asset value per Unit (40,255.6659 and 47,406.2530 Units outstanding at June 30, 2009 and 2008, respectively)	$1,621.39	$1,279.66	$1,621.39	$1,279.66

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(59.42)	$18.02	$(201.44)	$322.85

See accompanying notes to financial statements.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

1.	General:

Smith Barney Westport Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership and JWH Master (as defined in Note 5 “Investment in Partnership”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI. As of June 30, 2009, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008, and the results of its operations and changes in Partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$(49.42)	$21.79	$(181.31)	$329.87
Interest income	0.34	3.66	0.73	8.20
Expenses **	(10.34)	(7.43)	(20.86)	(15.22)

Increase (decrease) for the period	(59.42)	18.02	(201.44)	322.85
Net Asset Value per Redeemable Unit of Limited Partnerships Interest, beginning of period	1,680.81	1,261.64	1,822.83	956.81

Net Asset Value per Redeemable Unit of Limited Partnerships Interest, end of period	$1,621.39	$1,279.66	$1,621.39	$1,279.66

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.1)%	(7.0)%	(8.1)%	(7.2)%

Operating expense	8.2%	8.2%	8.2%	8.6%
Incentive fees	—%	—%	—%	—%

Total expenses	8.2%	8.2%	8.2%	8.6%

Total return:
Total return before incentive fees	(3.5)%	1.4%	(11.1)%	33.7%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(3.5)%	1.4%	(11.1)%	33.7%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $73,514 and $627,538, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2009 and December 31, 2008, were $(67,339) and $208,287, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.
The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

Assets	June 30, 2009	Assets	June 30, 2009
Futures Contracts		Forward Contracts
Currencies	$14,412	Metals	$9,431

Energy	4,350
Grains	27,125
Interest Rates U.S.	797
Interest Rates Non-U.S.	42,082
Indices	7,103
Softs	33,725

Total unrealized appreciation on open futures contracts	$129,594	Total unrealized appreciation on open forward contracts	$9,431

Liabilities		Liabilities
Futures Contracts		Forward Contracts
Currencies	$(39,194)	Metals	(52,456)

Energy	(7,008)
Grains	(19,330)
Interest Rates U.S.	(30,953)
Interest Rates Non-U.S.	(17,337)
Indices	(5,936)
Livestock	(10,860)
Softs	(4,870)
Metals	(18,420)

Total unrealized depreciation on open futures contracts	$(153,908)	Total unrealized depreciation on open forward contracts	$(52,456)

Net unrealized depreciation on open futures contracts	$(24,314)*	Net unrealized depreciation on open forward contracts	$(43,025)**

*	This amount is included in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(154,248)	$(339,914)
Energy	(5,279)	96,911
Grains	(4,188)	(240)
Interest Rates U.S.	(82,695)	(131,661)
Interest Rates Non-U.S.	(7,008)	(34,389)
Indices	(6,577)	39,396
Livestock	(10,950)	1,630
Metals	(82,508)	(112,473)
Softs	(85,254)	(91,621)

Total	$(438,707)	$(572,361)

4.	Fair Value Measurements:

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

Fair Value Measurements.  The Partnership and JWH Master (as defined in note 5 “Investment in Partnership”) adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and JWH Master did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of June 30, 2009 and December 31, 2008, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in JWH Master	$57,127,540	$—	$57,127,540	$—

Total assets	$57,127,540	$—	$57,127,540	$—

Liabilities
Futures	$24,314	$24,314	$—	$—
Forwards	43,025	43,025	—	—

Total liabilities	67,339	67,339	—	—

Total fair value	$57,060,201	$67,339	$57,127,540	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$62,988	$62,988	$—	$—
Futures	145,299	145,299	—	—
Investment in JWH Master	75,781,841	—	75,781,841	—

Total assets	75,990,128	208,287	75,781,841	—

Total fair value	$75,990,128	$208,287	$75,781,841	$—

5.	Investment in Partnership:

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

Smith Barney Westport Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

At June 30, 2009 the Partnership owned approximately 83.6% of JWH Master. At December 31, 2008, the Partnership owned approximately 87.8% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of JWH Master are shown in the following tables.

	June 30, 2009
	Total Assets	Total Liabilities	Total Capital

JWH Master	$68,332,760	$23,145	$68,309,615

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

JWH Master	$86,361,978	$23,720	$86,338,258

Summarized information reflecting the Partnership’s investment in, and the operation of, JWH Master are shown in the following tables.

June 30, 2009			For the three months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
JWH Master	87.52%	$57,127,540	$(610,354)	$15,987	$12,399	$(638,740)	Commodity Portfolio	Monthly

June 30, 2009			For the six months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
JWH Master	87.52%	$57,127,540	$(5,271,731)	$28,320	$23,877	$(5,323,928)	Commodity Portfolio	Monthly

December 31, 2008			For the three months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
JWH Master	91.98%	$75,781,841	$1,041,689	$13,545	$8,652	$1,019,492	Commodity Portfolio	Monthly

December 31, 2008			For the six months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
JWH Master	91.98%	$75,781,841	$15,612,275	$32,535	$14,366	$15,565,374	Commodity Portfolio	Monthly

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and JWH Master, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are (i) investment in JWH Master (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on futures trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital decreased 20.8% from $82,390,902 to $65,270,121. This decrease was attributable to net loss from operations of $8,829,598, coupled with the redemptions of 6,945.8897 Redeemable Units of Limited Partnership Interest totaling $11,856,183, which was partially offset by the addition of 1,883.0865 Redeemable Units of Limited Partnership Interest totaling $3,365,000 and 118.9902 General Partner Unit equivalents totaling $200,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows.  The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.

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

Fair Value Measurements.  The Partnership and JWH Master adopted SFAS 157 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and JWH Master did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of June 30, 2009, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In April 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnerships Level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.

     Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations
     During the Partnership’s second quarter of 2009 the Net Asset Value per Redeemable Unit decreased 3.5% from $1,680.81 to $1,621.39 as compared to an increase of 1.4% in the second quarter of 2008. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions, change in net unrealized gains (losses) on open positions and investment in JWH Master) before brokerage commissions and related fees in the second quarter of 2009 of $1,061,060. Losses were primarily attributable to the Partnership and JWH Masters’, trading of currencies, grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in energy, indices and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2008 of $1,869,365. Gains were primarily attributable to the Partnership and JWH Masters’ trading of energy, grains and non-U.S. interest rates and were partially offset by losses in currencies, U.S. interest rates, livestock, metals, softs and indices.
     The second quarter of 2009 presented a challenging trading environment with non-directional volatility occuring in several markets. Some markets continued to demonstrate the trends established earlier in the year, but in general, markets were trend-less with relatively high volatility. The Partnership was profitable in energy, softs and stock indices while losses were seen in currencies, fixed income, grains and metals.
     In the energy sector, the Partnership recorded gains mostly from Brent and light sweet crude as contango spread narrowed and a bullish trend seemed to emerge. Some of these gains were offset by losses in trading natural gas and gas oil. Gains were seen in softs, mostly from trading in sugar. Gains were also seen in the equity indices as the global equity markets staged a strong recovery and seemed to form a bullish trend after bottoming-out earlier in the first quarter.
     In the currency sector, the Partnership registered losses mostly in Japanese yen, although some of these losses were made up by trading the British pound and Euro. The U.S. dollar weakened against some of the major currencies, reversing a relatively long term trend which persisted through the end of last year. In the fixed income sector, the Partnership registered losses as the yield curve steepened relative to the last quarter. The interest rates on the longer maturity treasury securities continued to rise while the shorter term securities remained relatively flat. In the grains sector, the Partnership registered losses mostly from wheat and corn although gains were seen in soybeans. In the metals sector, losses were registered mainly from precious metals which reflected the general economic sentiment and remained volatile and trend-less.
     During the Partnership’s six months ended June 30, 2009 the Net Asset Value per Redeemable Unit decreased 11.1% from $1,822.83 to $1,621.39 as compared to an increase of 33.7% for the six months ended June 30, 2008. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions, change in net unrealized gains (losses) on open positions and investment in JWH Master) before brokerage commissions and related fees for the six months ended June 30, 2009 of $5,870,984. Losses were primarily attributable to the Partnership and JWH Masters’, trading of currencies, grains, U.S. and non-U.S. interest rates, softs and metals and were partially offset by gains in energy, livestock and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2008 of $18,496,348. Gains were primarily attributable to the Partnership and JWH Masters’ trading of currencies, energy, grains, non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in U.S. interest rates.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2009 decreased by $166,194 and $380,799, respectively, as compared to the corresponding periods in 2008. The decrease is due to lower U.S. Treasury bill rates, during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008. The interest earned at the investment level in JWH Master is included in the Partnership’s share of overall net income (loss) allocated from JWH Master.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2009 increased by $120,251 and $362,896, respectively, as compared to the corresponding periods in 2008. The increase in brokerage commissions and fees is due to higher average adjusted net assets during the three months and six ended June 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2009 increased by $43,156 and $134,957, respectively, as compared to the corresponding periods in 2008. The increase in management fees is due to higher average adjusted net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2009 and 2008. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open contracts by market category as of June 30, 2009 and the highest, lowest and average values during the three months ended June 30, 2009. All open contracts trading risk exposures of the Partnership and JWH Master have been included in calculating the figures set forth below. As of June 30, 2009, the Partnership’s total capital was $65,270,121. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$160,920	0.25%	$165,645	$49,397	112,077
Energy	47,338	0.07%	88,570	33,878	54,628
Grains	22,300	0.03%	39,690	8,438	24,584
Interest Rates U.S.	38,973	0.06%	56,295	16,985	35,847
Interest Rates Non -U.S.	38,883	0.06%	85,656	38,883	62,536
Livestock	9,720	0.01%	9,720	6,024	7,869
Metals	99,181	0.15%	99,193	26,993	52,208
Softs	69,240	0.11%	74,210	24,450	53,220
Indices	90,139	0.14%	93,977	24,893	55,612

Totals	$576,694	0.88%

*	Average of month-end Values at Risk.

As of June 30, 2009, JWH Master’s total capitalization was $68,309,615. The Partnership owned approximately 83.6% of JWH Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,073,115	1.57%	$1,627,020	$736,830	$1,213,739
Energy	1,236,605	1.81%	1,446,605	388,917	916,107
Grains	645,435	0.95%	1,347,300	198,315	789,373
Interest Rates U.S.	661,500	0.97%	1,003,050	51,395	633,841
Interest Rates Non -U.S.	272,759	0.40%	1,285,778	272,759	697,505
Metals	476,901	0.70%	1,420,034	205,149	743,116
Softs	418,990	0.61%	850,440	234,860	547,027
Indices	356,354	0.52%	383,436	153,748	300,071

Total	$5,141,659	7.53%

*	Average of month-end Values at Risk.

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
          The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
          On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation
          On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
          On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.
          On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation
          Securities Actions. On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.
          On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.
          Governmental and Regulatory Actions. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation
          Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.
          In re MAT Five Securities Litigation. On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.
          ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al. On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.
          Zentner v. Citigroup, et al. (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.
          Zentner v. Citigroup, et al. (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters
          Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.
          American Home Mortgage. On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).
          American International Group. On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and under Part II, Item 1A “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2009, there were additional sales of 240.9553 Redeemable Units totaling $405,000 and 118.9902 General Partner Unit equivalent totaling $200,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable units were purchased by accredited investor’s as described in Regulation D, as well as to a small number of persons who are non-accredited investor’s.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2009 - April 30, 2009	1,177.3900	$1,626.73	N/A	N/A
May 1, 2009 - May 31, 2009	963.9909	$1,716.13	N/A	N/A
June 1, 2009 - June 30, 2009	582.2580	$1,621.39	N/A	N/A
	2,723.6389	$1,657.23

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information
Morgan Stanley/Citigroup Joint Venture
On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

Date: August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2009