Form 10-Q
period 2009-09-30
WESTPORT JWH FUTURES FUND LP
filed 2009-11-16
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-24111

WESTPORT JWH FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3939393

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
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

Yes     No X

As of October 31, 2009, 38,150.5037 Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

3.2(a)	Certificate of Amendment of the Certificate of Limited Partnership, dated October 1, 1999

3.2(b)	Certificate of Change of the Certificate of Limited Partnership, effective January 31, 2000

3.2(c)	Certificate of Amendment of the Certificate of Limited Partnership, dated May 21, 2003

3.2(d)	Certificate of Amendment of the Certificate of Limited Partnership, dated September 21, 2005

3.2(e)	Certificate of Amendment of the Certificate of Limited Partnership, dated September 19, 2008

10.1(a)	Amendment to the Customer Agreement, dated March 1, 2000

10.2(a)	Amendment to the Escrow Agreement and Instructions, dated April 8, 1997

10.3	Amended and Restated Management Agreement, dated March 1, 2000

10.3(a)	Amendment to the Amended and Restated Management Agreement, dated September 10, 2000

10.4	Form of Subscription Agreement

10.5	Agency Agreement, dated November 11, 2009

31.1	Certification

31.2	Certification

32.1	Certification

32.2	Certification

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment in JWH Master, at fair value	$49,705,063	$75,781,841
Equity in trading account:
Cash	8,095,562	11,872,187
Cash margin	807,510	771,833
Net unrealized appreciation on open futures contracts	257,152	145,299
Net unrealized appreciation on open forward contracts	—	62,988

	58,865,287	88,634,148
Interest receivable	379	177

Total assets	$58,865,666	$88,634,325

Liabilities and Partners’ Capital

Liabilities:

Net unrealized depreciation on open forward contracts	$313	$—
Accrued expenses:
Brokerage commissions	269,800	406,241
Management fees	97,517	146,857
Incentive fees	—	1,908,225
Other	85,395	113,634
Redemptions payable	350,634	3,668,466

Total liabilities	803,659	6,243,423

Partners’ Capital:
General Partner 509.1843 and 390.1941 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	766,322	711,258
Limited Partners, 38,070.3065 and 44,809.2848 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	57,295,685	81,679,644

Total partners’ capital	58,062,007	82,390,902

Total liabilities and partners’ capital	$58,865,666	$88,634,325

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	45	$94,856	0.16%
Energy	3	6,750	0.01
Interest Rates U.S.	31	10,553	0.02
Interest Rates Non-U.S.	40	51,249	0.09
Indices	31	21,056	0.03
Metals	6	16,000	0.03
Softs	42	34,273	0.06

Total futures contracts purchased		234,737	0.40

Futures Contracts Sold
Energy	5	(16,945)	(0.03)
Grains	25	35,920	0.06
Livestock	8	3,440	0.01

Total futures contracts sold		22,415	0.04

Unrealized Appreciation on Open Forward Contracts
Metals	5	17,906	0.03

Total unrealized appreciation on open forward contracts		17,906	0.03

Unrealized Depreciation on Open Forward Contracts
Metals	11	(18,219)	(0.03)

Total unrealized depreciation on open forward contracts		(18,219)	(0.03)

Investment in JWH Master		49,705,063	85.61

Total fair value		$49,961,902	86.05%

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
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

Westport JWH Futures Fund L.P.
Statements of Income and Expenses and Changes in Partner’s Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	$60,488	$(2,390,868)	$(236,247)	$269,631
Net realized gains (losses) on investment in JWH Master	(6,608,823)	5,942,510	(9,185,382)	20,123,417
Change in net unrealized gains (losses) on open contracts	324,178	(103,068)	48,552	456,812
Change in net unrealized gains (losses) on investment in JWH Master	2,740,574	1,773,506	18,510	2,868,568

Gain (loss) from trading, net	(3,483,583)	5,222,080	(9,354,567)	23,718,428
Interest income	2,005	28,625	6,635	104,640
Interest income from JWH Master	11,350	140,424	38,242	476,730

Total income (loss)	(3,470,228)	5,391,129	(9,309,690)	24,299,798

Expenses:
Brokerage commissions, including clearing fees	842,426	811,827	2,925,538	2,532,043
Management fees	298,718	285,393	1,041,092	892,810
Other	76,097	66,162	240,747	222,828

Total expenses	1,217,241	1,163,382	4,207,377	3,647,681

Net income (loss)	(4,687,469)	4,227,747	(13,517,067)	20,652,117
Additions – Limited Partners	450,000	1,085,000	3,815,000	3,929,000
Additions – General Partner	—	—	200,000	—
Redemptions – Limited Partners	(2,970,645)	(1,814,231)	(14,826,828)	(7,776,487)

Net increase (decrease) in Partners’ capital	(7,208,114)	3,498,516	(24,328,895)	16,804,630
Partners’ Capital, beginning of period	65,270,121	60,664,063	82,390,902	47,357,949

Partners’ Capital, end of period	$58,062,007	$64,162,579	$58,062,007	$64,162,579

Net asset value per Unit (38,579.4908 and 46,851.7480 Units outstanding at September 30, 2009 and 2008, respectively)	$1,505.00	$1,369.48	$1,505.00	$1,369.48

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(116.39)	$89.82	$(317.83)	$412.67

Weighted average units outstanding	39,569.4517	47,806.0220	42,195.2369	49,401.1303

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Westport JWH Futures Fund L.P., (formerly Smith Barney Westport Futures Fund L.P.), (the “Partnership”) is a limited partnership which was organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership and JWH Master (as defined in Note 5 “Investment in Partnership”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM“), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $160,503 and $627,538, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2009 and December 31, 2008, were $256,839 and $208,287, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815-10 Derivatives and Hedging (formerly, FAS 161 “Disclosure about Derivative Instruments and Hedging Activities.”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments.
The following table indicates the Partnership’s fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

Assets	September 30, 2009	Assets	September 30, 2009
Futures Contracts		Forward Contracts
Currencies	$113,006	Metals	$17,906

Energy	6,750
Grains	38,620
Interest Rates U.S.	14,828
Interest Rates Non-U.S.	55,049
Indices	32,113
Livestock	3,440
Metals	19,800
Softs	60,710

Total unrealized appreciation on open futures contracts	$344,316	Total unrealized appreciation on open forward contracts	$17,906

Liabilities		Liabilities
Futures Contracts		Forward Contracts
Currencies	$(18,150)	Metals	$(18,219)

Energy	(16,945)
Grains	(2,700)
Interest Rates U.S.	(4,275)
Interest Rates Non-U.S.	(3,800)
Indices	(11,057)
Softs	(26,437)
Metals	(3,800)

Total unrealized depreciation on open futures contracts	$(87,164)	Total unrealized depreciation on open forward contracts	$(18,219)

Net unrealized appreciation on open futures contracts	$257,152 *	Net unrealized depreciation on open forward contracts	$(313)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$144,550	$(195,364)
Energy	(78,118)	18,793
Grains	(109,345)	(109,585)
Interest Rates U.S.	4,761	(126,900)
Interest Rates Non-U.S.	24,633	(9,756)
Indices	181,574	220,970
Livestock	12,840	14,470
Metals	177,965	65,492
Softs	25,806	(65,815)

Total	$384,666	$(187,695)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$(107.25)	$93.64	$(288.56)	$423.51
Interest income	0.33	3.53	1.06	11.73
Expenses **	(9.47)	(7.35)	(30.33)	(22.57)

Increase (decrease) for the period	(116.39)	89.82	(317.83)	412.67
Net Asset Value per Redeemable Unit of Limited Partnerships Interest, beginning of period	1,621.39	1,279.66	1,822.83	956.81

Net Asset Value per Redeemable Unit of Limited Partnerships Interest, end of period	$1,505.00	$1,369.48	$1,505.00	$1,369.48

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.9)%	(6.9)%	(8.0)%	(7.1)%

Operating expense	8.0%	8.1%	8.1%	8.5%
Incentive fees	—%	—%	—%	—%

Total expenses	8.0%	8.1%	8.1%	8.5%

Total return:
Total return before incentive fees	(7.2)%	7.0%	(17.4)%	43.1%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(7.2)%	7.0%	(17.4)%	43.1%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. Dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership and JWH Master (as defined in note 5 “Investment in Partnership”) adopted ASC 820-10 Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and JWH Master did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of and for the periods September 30, 2009 and December 31, 2008, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$257,152	$257,152	$—	$—
Investment in JWH Master	49,705,063	—	49,705,063	—

Total assets	$49,962,215	$257,152	$49,705,063	$—

Liabilities
Forwards	$313	$313	$—	$—

Total liabilities	$313	$313	—	—

Total fair value	$49,961,902	$256,839	$49,705,063	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$62,988	$62,988	$—	$—
Futures	145,299	145,299	—	—
Investment in JWH Master	75,781,841	—	75,781,841	—

Total assets	75,990,128	208,287	75,781,841	—

Total fair value	$75,990,128	$208,287	$75,781,841	$—

5.   Investment in Partnership:

The Advisor trades a portion of the assets allocated to the Advisor directly, in accordance with the systematic JWH Diversified Plus Program. On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (the “JWH Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 28,209.3894 Units of JWH Master with cash of $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the systematic Global Analytics Program, to invest together in one trading vehicle. The General Partner is also the general partner of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2009.

The JWH Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. JWH Master engage in such trading through commodity brokerage accounts maintained by CGM.

A Limited Partner/non-managing member may withdraw all or part of their redeemable capital contribution and undistributed profits, if any, from JWH Master in multiplies of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”), after a request for redemption has been made to the General Partner/non-managing member at least 3 days in advance of the Redemption date. The Units are classified as a liability when the Limited Partner/non-managing member elects to redeem and inform JWH Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and NFA fees (collectively the “clearing fees”) are borne the Partnership and through its investment in by JWH Master. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

At September 30, 2009 the Partnership owned approximately 81.2% of JWH Master. At December 31,2008, the Partnership owned approximately 87.8% of JWH Master. The Partnership intends to continue to invest a portion of its assests in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected. JWH Master’s statements of Financial Condition. Schedule of Investments and Statements of Income and Expenses and Changes in Member’s Capital are included herein.
The Master’s Statements of Financial Condition and Schedule of Investments as of September 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2009 and 2008 are presented below:
JWH Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$50,772,741	$76,979,380
Cash margin	6,766,288	5,941,717
Net unrealized appreciation on open futures contracts	3,706,187	3,440,881

Total assets	$61,245,216	$86,361,978

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$9,945	$23,720

Total liabilities	9,945	23,720

Members’ Capital:
Members’ capital, 23,642.6583 and 28,591.1325 Redeemable Units of Member Interest outstanding at September 30, 2009 and December 31, 2008, respectively	61,235,271	86,338,258

Total liabilities and members’ capital	$61,245,216	$86,361,978

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

JWH Master Fund LLC
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	412	$1,064,756	1.74%
Indices	76	13,212	0.02
Interest Rates U.S.	362	36,206	0.06
Interest Rates Non-U.S.	564	405,493	0.66
Metals	240	1,210,015	1.97
Softs	274	200,259	0.33

Total futures contracts purchased		2,929,941	4.78

Futures Contracts Sold
Currencies	26	12,831	0.02
Energy	78	(155,569)	(0.25)
Grains	410	922,214	1.51
Softs	13	(3,230)	(0.01)

Total futures contracts sold		776,246	1.27

Total fair value		$3,706,187	6.05%

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

JWH Master Fund LLC
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	267	$68,088	0.08%
Grains	31	(2,825)	(0.00)*
Indices	1	110	0.00 *
Interest Rates Non-U.S.	446	657,723	0.76
Interest Rates U.S.	380	2,079,770	2.41
Metals	31	136,520	0.16

Total futures contracts purchased		2,939,386	3.41

Futures Contracts Sold
Currencies	80	46,800	0.05
Energy	236	326,158	0.38
Grains	60	(75,834)	(0.09)
Indices	26	(6,832)	(0.01)
Softs	220	211,203	0.25

Total futures contracts sold		501,495	0.58

Total fair value		$3,440,881	3.99%

*	Due to rounding

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
JWH Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(7,994,245)	$6,880,039	$(10,798,223)	$23,054,277
Change in net unrealized gains (losses) on open positions	3,349,457	2,052,221	265,306	3,275,102

Gain (loss) from trading, net	(4,644,788)	8,932,260	(10,532,917)	26,329,379
Interest income	14,381	167,736	45,985	565,371

Total income (loss)	(4,630,407)	9,099,996	(10,486,932)	26,894,750

Expenses:
Clearing fees	17,901	23,237	50,427	60,435
Professional fees	4,185	10,440	31,530	26,899

Total expenses	22,086	33,677	81,957	87,334

Net income (loss)	(4,652,493)	9,066,319	(10,568,889)	26,807,416
Additions	1,666,000	868,000	8,478,500	41,529,553
Redemptions	(4,073,470)	(2,933,110)	(22,966,613)	(7,893,703)
Distribution of interest income to feeder funds	(14,381)	(167,736)	(45,985)	(565,371)

Net increase (decrease) in Members’ Capital	(7,074,344)	6,833,473	(25,102,987)	59,877,895
Members’ Capital, beginning of period	68,309,615	58,436,584	86,338,258	5,392,162

Members’ Capital, end of period	$61,235,271	$65,270,057	$61,235,271	$65,270,057

Net Asset Value per Unit (23,642.6583 and 29,831.0617 Units outstanding at September 30, 2009 and 2008, respectively)	$2,590.03	$2,187.99	$2,590.03	$2,187.99

Net income (loss) per Unit of Member Interest	$(191.59)	$307.18	$(427.87)	$852.26

Weighted average units outstanding	24,471.0597	30,611.1101	25,714.9094	31,866.6882

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

     JWH Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2009 and December 31, 2008, JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$3,706,187	$3,706,187	$—	$—

Total assets	3,706,187	3,706,187	—	—

Total fair value	$3,706,187	$3,706,187	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$3,440,881	$3,440,881	$—	$—

Total assets	3,440,881	3,440,881	—	—

Total fair value	$3,440,881	$3,440,881	$—	$—

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
Financial Highlights:
Changes in the Net Asset Value per Unit of Member Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$(192.01)	$301.97	$(428.46)	$835.17
Interest income	0.60	5.57	1.86	17.97
Expenses **	(0.18)	(0.36)	(1.27)	(0.88)

Increase (decrease) for the period	(191.59)	307.18	(427.87)	852.26
Distribution of interest income to feeder funds	(0.60)	(5.57)	(1.86)	(17.97)
Net asset Value per Unit of Member Interest, beginning of period	2,782.22	1,886.38	3,019.76	1,353.70

Net asset value per Unit of Member Interest, end of period	$2,590.03	$2,187.99	$2,590.03	$2,187.99

*	Includes clearing fees

**	Excludes clearing fees

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.0)	%*****	0.9%	(0.1)%	1.2%

Operating expense	0.1%		0.2%	0.2%	0.2%

Total return	(6.9)%		16.3%	(14.2)%	63.0%

***	Annualized.

****	Interest income less total expenses

*****	Due to rounding
The above ratios may vary for individual investors based on the timing of capital transactions during the period.
Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

JWH Master Fund LLC adopted ASC 815-10 Derivatives and Hedging (formerly, FAS 161 “Disclosure about Derivative Instruments and Hedging Activities.”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Members’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The following table indicates JWH Master’s fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

September 30, 2009
Assets
Futures Contracts
Currencies	$1,077,637
Energy	18,800
Grains	1,012,688
Indices	57,438
Interest Rates U.S.	82,344
Interest Rates Non-U.S.	434,036
Metals	1,210,015
Softs	388,454

Total unrealized appreciation on open futures contracts	$4,281,412

Liabilities
Futures Contracts
Currencies	$(50)
Energy	(174,369)
Grains	(90,474)
Indices	(44,226)
Interest Rates U.S.	(46,138)
Interest Rates Non-U.S.	(28,543)
Softs	(191,425)

Total unrealized depreciation on open futures contracts	$(575,225)

Net unrealized appreciation on open futures contracts	$3,706,187 *

*     This amount is included in “Net unrealized appreciation on open futures contracts” on the Statement of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
The following table indicates JWH Master’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	Gain (loss) from	Gain (loss) from
Sector	trading	trading
Currencies	$(210,932)	$(2,659,912)
Energy	(3,333,062)	(2,848,249)
Grains	(125,172)	(621,673)
Indices	(21,471)	403,538
Interest Rates U.S.	(1,010,666)	(2,578,687)
Interest Rates Non-U.S.	(483,054)	(1,626,430)
Softs	26,219	(101,554)
Metals	513,350	(499,950)

Total	$(4,644,788)	$(10,532,917)

6.	Financial Instrument Risks:

In the normal course of their business, the Partnership and through its investment in JWH Master, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 29.5% from $82,390,902 to $58,062,007. This decrease was attributable to net loss from operations of $13,517,067, coupled with the redemptions of 8,919.9417 Redeemable Units of Limited Partnership Interest totaling $14,826,828, which was partially offset by the addition of 2,180.9634 Redeemable Units of Limited Partnership Interest totaling $3,815,000 and 118.9902 General Partner Unit equivalents totaling $200,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of the partners increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemption of Units and distribuition, if any.

For the nine months ended September 30, 2009, JWH Master’s capital decreased 29.1% from $86,338,258 to $61,235,271. This decrease was attributable to the redemption of 7,984.6827 Redeemable Unts of Limited Partnership Interest totaling $22,966,613 and distribution of interest income to feeder funds totaling $45,985, coupled with a net loss from operations of $10,568,889 which was partially offset by the additional sales of 3,036.2085 Redeemable Units of Limited Partnership Interests totaling $8,478,500. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Statement of Cash Flows.  The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partner’s Capital.

Fair Value Measurements.  The Partnership and JWH Master adopted ASC 820-10 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and JWH Master did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of and for the period ended September 30, 2009, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.   The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin’’) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and JWH Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnerships Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.

     Subsequent Events. In 2009, the Partnership adopted ASC-855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC-855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations
     During the Partnership’s third quarter of 2009 the Net Asset Value per Redeemable Unit decreased 7.2% from $1,621.39 to $1,505.00 as compared to an increase of 7.0% in the third quarter of 2008. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2009 of $3,483,583. Losses were primarily attributable to the Partnership and JWH Masters’, trading of currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by gains in livestock, metals softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2008 of $5,222,080. Gains were primarily attributable to the Partnership and JWH Masters’ trading of currencies, energy, grains, metals and indices and were partially offset by losses in U.S. and non-U.S. interest rates, livestock and softs.
     The third quarter of 2009 presented a challenging trading environment with mixed technical signals across the markets. While the broad trends indicated that most economies and markets were recovering, some trends were not well established to be profitable. The Partnership was profitable in metals, livestock, soft commodities and stock indices while losses were seen in currencies, energy, grains and interest rates.
     In metals, silver and copper established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains. In livestock, modest gains were seen primarily from cattle. In soft commodities, strong gains were seen in sugar as the prices jumped on supply concerns due to drought conditions in India, once of the producers of sugar. These gains were offset to a small extent by losses in coffee and cotton. Stock indices continued the bullish trends established earlier in the year and remained profitable.
     In currencies, gains in Euro and Swiss Francs were not sufficient to offset the losses in Japanese Yen and British Pounds. Firm bullish trend seemed to emerge in EUR but JPY and GBP remained volatile due to fundamental political and economic weaknesses. In the energy sector losses were seen as the markets remained in contango. Natural Gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude Oil and Gas Oil remained mostly trend-less and volatile, thus adding to losses. In the grains, losses in soybeans could not be offset by gains in wheat. In the interest rates, the Partnership registered losses mostly on the longer-term maturity bonds, both U.S. and non-U.S. Shorter-term maturity interest rates were modestly profitable in non-U.S. bonds but losses were seen in the U.S. bonds.
     During the Partnership’s nine months ended September 30, 2009 the Net Asset Value per Redeemable Unit decreased 17.4% from $1,822.83 to $1,505.00 as compared to an increase of 43.1% for the nine months ended September 30, 2008. The Partnership experienced a net trading loss before brokerage commissions and related fees for the nine months ended September 30, 2009 of $9,354,567. Losses were primarily attributable to the Partnership and JWH Masters’, trading of currencies, energy, grains, U.S. and non-U.S. interest rates, softs and metals and were partially offset by gains in livestock and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2008 of $23,718,428. Gains were primarily attributable to the Partnership and JWH Masters’ trading of currencies, energy, grains, non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in U.S. interest rates and softs.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2009 decreased by $155,694 and $536,493, respectively, as compared to the corresponding periods in 2008. The decrease is due to lower U.S. Treasury bill rates, during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2009 increased by $30,599 and $393,495, respectively, as compared to the corresponding periods in 2008. The increase in brokerage commissions and fees is due to higher average adjusted net assets during the three months and nine ended September 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 increased by $13,325 and $148,282, respectively, as compared to the corresponding periods in 2008. The increase in management fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2009 and 2008. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the trading advisor, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the trading advisor and may allocate assets to additional advisors at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership and JWH Master are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and JWH Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and JWH Master’s indirect investments open contracts by market category as of September 30, 2009 and the highest, lowest and average values during the three months ended September 30, 2009. All open contracts trading risk exposures of the Partnership and JWH Master have been included in calculating the figures set forth below. As of September 30, 2009, the Partnership’s total capital was $58,062,007. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly, was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$180,900	0.31%	$198,507	$160,920	$184,980
Energy	28,105	0.05%	88,488	28,105	66,318
Grains	56,565	0.10%	56,565	18,452	35,650
Interest Rates U.S.	53,595	0.09%	56,025	16,321	35,936
Interest Rates Non -U.S.	125,517	0.22%	128,522	20,415	73,859
Livestock	8,640	0.01%	9,720	8,640	9,000
Metals	110,077	0.19%	130,500	99,156	108,835
Softs	96,080	0.16%	98,180	59,200	88,270
Indices	178,032	0.31%	180,995	90,149	146,534

Totals	$837,511	1.44%

*	Average of month-end Values at Risk.

As of September 30, 2009, JWH Master’s total capitalization was $61,235,271. The Partnership owned approximately 81.2% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,719,360	2.81%	$1,812,915	$1,082,689	$1,541,550
Energy	328,145	0.54%	1,236,605	220,337	607,412
Grains	994,950	1.62%	1,165,050	626,434	926,768
Interest Rates U.S.	609,120	1.00%	814,050	68,000	388,058
Interest Rates Non -U.S.	1,042,742	1.70%	1,044,806	175,187	556,244
Metals	1,151,928	1.88%	1,174,334	162,000	779,607
Softs	665,060	1.09%	829,360	469,040	622,975
Indices	290,005	0.47%	396,540	24,500	306,111

Total	$6,801,310	11.11%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors
     The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and JWH Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and JWH Master by increasing transaction costs to liquidate positions and foregoing potential profits.
Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and JWH Master by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and JWH Master; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and JWH Master) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2009, there were additional sales of 297.8769 Redeemable Units totaling $450,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable units were purchased by accredited investor’s as described in Regulation D, as well as to a small number of persons who are non-accredited investor’s.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2009 - July 31, 2009	758.5715	$1,534.70	N/A	N/A
August 1, 2009 - August 31, 2009	982.5011	$1,481.76	N/A	N/A
September 1, 2009 - September 30, 2009	232.9794	$1,505.00	N/A	N/A
Total	1,974,0520	$1,504.85

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed herein).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed herein).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed herein).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed herein).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed herein).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009).
10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed herein).
10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed herein).
10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed herein).
(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed herein).

(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2008 (filed as Exhibit 10.14 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
10.4	Form of Subscription Agreement (filed herein).

10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed herein).

23.1	Consent from KPMG LLP, dated March 26, 2009 (filed as Exhibit 23.1 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT JWH FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 16, 2009