Form 10-K
period 2009-12-31
WESTPORT JWH FUTURES FUND LP
filed 2010-03-31
CIK 1037189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Yes                No   X
Limited Partnership Redeemable Units with an aggregate value of $48,522,107 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February, 2010, 37,011.3469 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General development of business. Westport JWH Futures Fund L.P., formerly Smith Barney Westport Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs. The Partnership commenced trading operations on August 1, 1997. The commodity interests that are traded by the Partnership and JWH Master as defined below are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997 (commencement of the offering period). Beginning May 30, 1997, 120,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 per unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $404,000 to the Partnership’s trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately continues to offer up to 200,000 Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership. Sales of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-13 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, formerly Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2009, all trading decisions for the Partnership are made by the Advisor (as defined below).
     The Partnership’s trading of futures, forward and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions or (ii) $25,000. As of December 31, 2008, the General Partner’s interest was less than 1% of the partners’ contributions. At December 31, 2009, the General Partner increased its interest to greater than 1% of the partners’ contributions. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).
     On January 2, 2008, 80% of the assets allocated to John W. Henry & Company, Inc. (“JWH” or the “Advisor”) for trading were invested in JWH Master Fund LLC (the “JWH Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 28,209.3894 Units of JWH Master with cash of $39,540,753. JWH Master was formed in order to permit accounts managed by JWH Master using the Global Analytics Program, a proprietary systematic trading system, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on Page 7, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the managing member of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be managing member of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading program discussed above during the year ended December 31, 2009.
     JWH Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. The Partnership and JWH Master engage in such trading through a commodity brokerage account maintained with CGM.

     A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from Westport JWH in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner/non-managing member elects to redeem and informs JWH Master.
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “clearing fees”) are borne by the Partnership, and through its investment in JWH Master. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
For the period January 1, 2009 through December 31, 2009, the approximate average market sector distribution for the Partnership was as follows:
     As of December 31, 2009 and 2008 the Partnership owned approximately 79.8% and 87.8%, respectively, of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. It is JWH’s intention to invest the assets allocated by the Partnership in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.
     The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.
     The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor which will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.
     Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership.
     In allocating the assets of the Partnership to the Advisor, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage commission equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, as defined in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. CGM also pays a portion of its brokerage fees to financial advisors who have sold Redeemable Units in the Partnership and who are registered as associated persons with the Commodity Futures Trading Commission (the “CFTC”). Brokerage commissions will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership directly, and through its investment in JWH Master pays for clearing fees. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place all of the Partnership’s (or JWH Master’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or its allocable share thereof) earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2009 was $53,461,385.
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
     The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
An investor may lose all of its investment.
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
     An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.
Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;

2.	The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
Speculative position and trading limits may reduce profitability.
     The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.
Item 3. Legal Proceedings
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
Mutual Funds
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
FINRA Settlement
On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
Subprime-Mortgage Related Actions
Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Credit Crisis Related Matters
Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
     (a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2009 was 1,016.
     (c) Dividends. The Partnership did not declare a distribution in 2009, 2008 and 2007. The Partnership does not intend to declare distributions in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None
     (e) Performance Graph. Not applicable.
     (f)  Recent Sales of Unregistered Securities. For the twelve months ended December 31, 2009, there were additional sales of 2,699.3293 Redeemable Units of Limited Partnership Interest totaling $4,610,000 and 118.9902 General Partner Unit equivalents totaling $200,000. For the twelve months ended December 31, 2008, there were additional sales of 6,833.5420 Redeemable Units of Limited Partnership Interest totaling $8,989,000. For the twelve months ended December 31, 2007, there were additional sales of 3,305.2546 Redeemable Units of Limited Partnership Interest totaling $3,225,000. The Redeemable Units were issued in reliance upon applicable exceptions from registration under section 4(2) of the Securities Act of 1933, as amended, and section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investor’s as described in Regulation D.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2009 — October 31, 2009	145.7164	$1,449.19	N/A	N/A
November 1, 2009 — November 30, 2009	860.6065	$1,570.07	N/A	N/A
December 1, 2009 — December 31, 2009	160.4401	$1,409.43	N/A	N/A
Total	1,166.7630	$1,532.88

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.
Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005
Net realized and unrealized trading gains (losses) and investment in JWH Master net of brokerage commissions (including clearing fees) of $3,732,225, $3,718,766, $4,039,869, $7,233,501 and $7,944,380, respectively	$(15,515,478)	$45,239,581	$(8,856,409)	$(26,458,364)	$(34,957,024)

Total interest income	48,212	606,059	2,591,466	4,756,761	3,230,856

	$(15,467,266)	$45,845,640	$(6,264,943)	$(21,701,603)	$(31,726,168)

Net income (loss)	$(17,124,177)	$42,283,338	$(7,961,661)	$(24,393,333)	$(34,706,583)

Increase (decrease) in Net Asset Value per Unit	$(413.40)	$866.02	$(78.67)	$(226.91)	$(373.28)

Net Asset Value per Unit	$1,409.43	$1,822.83	$956.81	$1,035.48	$1,262.39

Total assets	$54,122,746	$88,634,325	$49,479,294	$107,005,810	$150,618,192

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Partnership and through its investment in JWH Master, aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership and JWH Master may employ futures, options on futures, and forward contracts in those markets.
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
     JWH trades its Diversified Plus Program directly on behalf of the Partnership and its Global Analytics Program indirectly on behalf of the Partnership, through the Partnership’s investment in the JWH Master. Its objective is capital appreciation with the reduction of the volatility and risk of loss that typically would be associated with an investment in any one JWH investment program.

     As of December 31, 2009, the Partnership’s assets were allocated among the JWH programs as follows:

Percentage
Allocation in the
Partnership as of
December 31, 2009
Broadly Diversified Programs
• JWH Global Analytics®	80%
• JWH Diversified Plus	20%
     The allocation of assets among the investment programs, as well as the selection of the programs used, is dynamic. While JWH’s individual investment programs are technical, also know as systematic, trend-following programs, the selection of programs as well as the allocation of assets among the programs are entirely discretionary.
     As a managed futures Partnership, the Partnership’s and JWH Master’s performance is dependent upon the successful trading of the Partnership’s and JWH Master’s Advisor to achieve the Partnership’s and JWH Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to ensure compliance with the Partnership’s and JWH Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s and JWH Master’s objectives. The Partnership’s assets are allocated to two JWH investment programs: Global Analytics and Diversified Plus. The allocation was 80% and 20%, respectively. The assets allocated to the Global Analytics program are traded through JWH Master Fund LLC, to invest in one trading vehicle. The assets allocated to the Diversified Plus Program are traded directly. During the period March 1, 2000 through December 31, 2007, JWH traded its Strategic Allocation Program on behalf of the Partnership. From the Partnership’s inception through February 29, 2000, JWH employed four of its programs in trading for the Partnership. The General Partner believes that the new allocations will be more reflective of the current trading environment.
Average Allocation by Commodity Market Sector for the Period January 1, 2009 through December 31, 2009:
John W. Henry & Company, Inc

Currencies	22.80%
Energy	10.00%
Grains	4.90%
Interest Rates Non-U.S.	12.50%
Interest Rates U.S.	6.60%
Livestock	1.30%
Metals	12.70%
Softs	11.40%
Indices	17.80%
JWH Master Fund LLC

Currencies	22.90%
Energy	15.30%
Grains	12.10%
Interest Rates Non-U.S.	12.60%
Interest Rates U.S.	9.20%
Metals	12.80%
Softs	10.00%
Indices	5.10%
     (a) Liquidity.
     The Partnership does not engage in the sales of goods or services. Its assets are its (i) investment in JWH Master, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:
(i)	The Partnership/JWH Master invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 ⅔% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/JWH Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/JWH Master does not employ the trading technique commonly known as “pyramiding,” which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/JWH Master does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/JWH Master. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/JWH Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
      From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 8.6%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the JWH Master.
     In the normal course of business, the Partnership and through its investment in JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures and options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership and JWH Master risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s and JWH Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership and JWH Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange traded instruments, is reduced to the extent that, through CGM, the Partnership and JWH Master counterparty is an exchange or clearing organization.

     The General Partner monitors and attempts to control the Partnership and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)
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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage commissions and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     The Partnership continues to offer Redeemable Units at the Net Asset value Per Redeemable Unit of Limited Partnership Interest as of the end of each month. For the year ended December 31, 2009, there were additional sales of 2,699.3293 Redeemable Units of Limited Partnership Interest totaling $4,610,000 and General Partner’s contribution representing 118.9902 Unit equivalents totaling $200,000. For the year ended December 31, 2008, there were additional sales of 6,833.5420 Redeemable Units of Limited Partnership Interest totaling $8,989,000. For the year ended December 31, 2007, there were additional sales of 3,305.2546 Redeemable Units of Limited Partnership Interest totaling $3,225,000.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 10,086.7047 Redeemable Units of Limited Partnership Interest were redeemed totaling $16,615,340. For the year ended December 31, 2008, 11,129.5797 Redeemable Units of Limited Partnership Interest were redeemed totaling $16,239,385. For the year ended December 31, 2007, 49,893.3341 Redeemable Units of Limited Partnership Interest were redeemed totaling $47,461,049 and General Partner’s contribution representing 477.0956 Unit equivalents totaling $430,679.
     Redeemable Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”), as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor’s spouse of at least three times their investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times their investment in the Partnership for each year.

     (c) Results of Operations.
     For the year ended December 31, 2009, the Net Asset Value per Redeemable Unit decreased 22.7% from $1,822.83 to $1,409.43. For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 90.5% from $956.81 to $1,822.83. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit decreased 7.6% from $1,035.48 to $956.81.
     The Partnership experienced a net trading loss before brokerage commissions and related fees for the year ended December 31,2009 of $11,783,253. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by gains in indices, livestock, metals and softs.
     2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market had seen a bottom in March, banks were seeking to return TARP bailout money and leading indicators were recovering.
     In currencies, the Partnership registered losses as the U.S. Dollar reversed the strong trend earlier in the year and started weakening against the other major currencies. Trading in Japanese Yen contributed to these losses following speculation that the Japanese government may interfere in the markets to reverse a strong Yen. In the energy sector, most of the products did not exhibit any strong trends and mostly remained range bound after the reversals earlier in the year. This pattern of sharp reversal followed by non-directional volatility attributed to the losses in this sector. Losses were also seen in the fixed income sector. With the economic backdrop of 2008, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing fiscal and monetary efforts of the U.S. government to stabilize the economy, the markets finally began to recover. In agricultural commodities, losses were realized primarily in soybean complex, corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold and wet weather threatened to delay harvest.
     The Partnership recorded gains in the metals sector primarily from gold. Investors across the world chose to buy gold through ETFs and bullion as a hedge against inflation, driven by the massive monetary influx of the central banks. In softs, modest gains were recorded as the strong gains in sugar offset the losses in coffee. In stock indices, strong trends emerged in the second quarter after the lows of March 2009. The Partnership was favorably positioned to capitalize on these trends and recover the losses from the sharp reversals.
     The Partnership experienced a net trading gain before brokerage commissions and related fees in the year ended December 31, 2008 of $48,958,347. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in softs.
     In 2008, the liquidity crisis that began in 2007 rapidly spread to all corners of the globe, significantly reducing global economic growth and presenting the economies with some of the hardest challenges. During the year, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined dramatically, while some of the large financial institutions were under pressure. Faced with unprecedented and rapid deterioration in economic data and outlook, and fearing a snowball adverse effect of the credit crunch, global central banks reacted with aggressive campaigns of interest rate cuts and coordinated capital injections. As the markets re-priced the cost of risk, several strong trends emerged. The Partnership strongly capitalized on the trends and was profitable in all the sectors: currencies, energy, grains, interest rates, metals, agricultural softs and stock indices.
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
     The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu.
     In grains and agricultural softs sector, the Partnership was profitable, as the trading strategy successfully navigated the trend reversal period and captured the bullish and bearish legs of the trend across several products. Corn prices continued to show a strong correlation to the energy prices and, while peaking at 800 cents around mid year, closed the year around 400 cents.
     The Partnership was profitable in the interest rates sector, as the yields on the shorter end of the yield curve dropped to almost atypical levels. Short term U.S. Treasury bills were in such high demand due to the flight-to-quality that the yields dropped below zero. While the 10 Yr T-bill yielded on average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks.
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
     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and twelve months ended December 31, 2009 decreased by $21,354 and $557,847, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower average net assets and lower U.S. Treasury Bill rates during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership nor CGFM has control.
     Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three ended December 31, 2009 decreased by $380,036 and for the twelve months ended December 31, 2009 increased by $13,459, as compared to the corresponding periods in 2008. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended December 31, 2009 and the increase in brokerage commissions and fees is due to an increase in the number of trades during for the twelve months ended December 31, 2009 as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended December 31, 2009, decreased by $139,615 and for the twelve months ended December 31, 2009 increased by $8,666 as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average net assets during the three months ended December 31, 2009 and the increase is due to an increase in the number of trades during for the twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2009. Trading performance for the three and twelve months ended December 31, 2008 resulted in incentive fees of $1,950,387.
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
     In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to ensure that these objectives are met.
      Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Funds and the Partnership depends on the Advisors’ ability to forecast changes in energy and energy related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisors correctly make such forecasts, the Funds and the Partnership expect to increase capital through operations.

     In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate assets to additional advisors at any time.
     (d) Off-balance Sheet Arrangements. None
     (e) Contractual Obligations. None
     (f) Operational Risk
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
     (e) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s and JWH Master’s Investments. All commodity interests held by the Partnership and JWH Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses.

     Partnership’s and JWH Master’s Fair Value Measurements. The Partnership and JWH Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and JWH Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly, through the futures broker, with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events.  In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

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
     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s and JWH Master market sensitive instruments.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of December 31, 2009 and 2008. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2009 and 2008. As of December 31, 2009, the Partnership’s total capitalization was $53,461,385.
December 31, 2009

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$545,387	1.02%
Energy	264,393	0.49%
Grains	275,616	0.52%
Interest Rates U.S.	202,981	0.38%
Interest Rates Non-U.S.	557,337	1.04%
Livestock	8,640	0.02%
Metals	110,077	0.20%
Softs	817,153	1.53%
Indices	431,415	0.81%

Total	$3,212,999	6.01%

     As of December 31, 2008, the Partnership’s total capitalization was $82,390,902.
December 31, 2008

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$903,597	1.10%
Energy	1,448,418	1.76%
Grains	168,565	0.20%
Interest Rates U.S.	676,509	0.82%
Interest Rates Non-U.S.	976,583	1.18%
Livestock	7,200	0.01%
Metals	203,159	0.25%
Softs	379,958	0.46%
Indices	256,115	0.31%

Total	$5,020,104	6.09%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in JWH Master by market sector category as of December 31, 2009 and 2008, the highest, lowest and average values at any point during the year. All open positions trading risk exposures have been included in calculating the figures set forth below.
     As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by JWH was as follows:
December 31, 2009

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$70,000	0.13%	$198,507	$49,397	$132,544
Energy	57,000	0.11%	88,570	28,105	60,483
Grains	50,500	0.09%	56,565	8,438	29,940
Interest Rates U.S.	30,885	0.06%	96,410	16,321	38,440
Interest Rates Non-U.S.	96,295	0.18%	128,522	20,415	77,268
Livestock	6,400	0.01%	9,720	6,024	7,424
Metals	102,214	0.19%	130,500	26,993	81,969
Softs	77,400	0.14%	98,180	24,450	67,002
Indices	142,190	0.27%	180,995	24,893	114,625

Total	$632,884	1.18%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by JWH was as follows:
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$111,400	0.13%	$422,550	$2,700	$111,400
Energy	70,520	0.09%	638,250	59,520	239,341
Grains	21,500	0.03%	128,000	18,600	52,847
Interest Rates U.S.	44,700	0.05%	127,800	6,250	53,377
Interest Rates Non-U.S.	98,784	0.12%	176,580	32,719	122,348
Livestock	7,200	0.01%	17,600	7,200	12,200
Metals	86,067	0.10%	212,481	69,755	123,935
Softs	63,000	0.08%	196,050	21,970	74,889
Indices	147,208	0.18%	305,172	48,517	184,326

Totals	$650,379	0.79%

*	Annual average of month-end Value at Risk

     As of December 31, 2009, JWH Master’s Capitalization was $56,933,016. The Partnership owned approximately 79.8% of JWH Master. The JWH Master’s value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$456,750	0.80%	$1,812,915	$201,490	$1,192,390
Energy	296,100	0.52%	1,744,940	180,550	788,493
Grains	274,500	0.48%	1,347,300	53,570	625,306
Interest Rates U.S.	187,200	0.33%	1,003,050	44,000	436,987
Interest Rates Non -U.S.	541,128	0.95%	1,285,778	175,187	654,361
Softs	903,600	1.59%	909,600	48,000	529,438
Indices	317,522	0.56%	574,621	16,000	313,568

Total	$2,976,800	5.23%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, JWH Master’s capitalization was $86,338,258. The Partnership owned approximately 87.8% of JWH Master. The JWH Master’s value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$902,274	1.05%	$2,070,900	$79,664	$1,210,919
Energy	1,569,360	1.82%	4,658,000	152,150	1,522,560
Grains	167,500	0.19%	1,773,500	112,500	662,317
Interest Rates U.S.	719,600	0.83%	854,200	43,500	494,225
Interest Rates Non-U.S.	999,771	1.16%	1,957,250	144,029	933,293
Metals	133,362	0.15%	1,500,000	100,000	557,978
Softs	361,000	0.42%	980,400	20,400	463,120
Indices	124,040	0.14%	1,258,380	57,925	510,355

Total	$4,976,907	5.76%

*	Annual average of month-end Value at Risk
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
     The following were the primary trading risk exposures of the Partnership and JWH Master as of December 31, 2009, by market sector.
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
     Stock Indices. The Partnership’s and JWH Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership and JWH Master are limited to futures on broadly based indices. As of December 31, 2009, the Partnership’s and JWH Master’s primary exposures were in the EUREX, E-Mini NASDAQ and OSE NIKKEI stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership and JWH Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership and JWH Master to avoid being “whipsawed” into numerous small losses.)
     Metals. The Partnership’s and JWH Master’s primary metal market exposure is to fluctuations in the price of gold and copper. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership and JWH Master.
     Softs. The Partnership’s and JWH Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Partnership’s and JWH Master’s commodity exposure as of December 31, 2009.
     Energy. The Partnership’s and JWH Master’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership and JWH Master as of December 31, 2009.
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

Item 8. Financial Statements and Supplementary Data
WESTPORT JWH FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page Number

Oath or Affirmation	F-2

Management’s Report on Internal Control over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firms	F-4 — F-8

Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008	F-9

Condensed Schedules of Investments at December 31, 2009 and 2008	F-10 — F-11

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-12

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-13

Notes to Financial Statements	F-14 — F-23

Selected Unaudited Quarterly Financial Data	F-24

Financial Statements of JWH Master Fund LLC

Oath or Affirmation	F-25

Reports of Independent Registered Public Accounting Firms	F-26 — F-28

Statements of Financial Condition at December 31, 2009 and 2008	F-29

Condensed Schedules of Investments at December 31, 2009 and 2008	F-30 — F-31

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-32

Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and 2007	F-33

Notes to Financial Statements	F-34 — F-41

Selected Unaudited Quarterly Financial Data	F-42

To the Limited Partners of
Westport JWH Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Westport JWH Futures Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over
Financial Reporting

The management of Westport JWH Futures Fund L.P., formerly Smith Barney Westport Futures Fund L.P. (the Partnership), Ceres Managed Futures LLC, formerly Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Westport JWH Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Westport JWH Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Westport JWH Futures Fund L.P.:
We have audited the accompanying statement of financial condition of Westport JWH Futures Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westport JWH Futures Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Westport JWH Futures Fund L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Westport JWH Futures Fund L.P. (formerly known as Smith Barney Westport Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Westport JWH Futures Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Westport JWH Futures Fund L.P. (formerly, Smith Barney Westport Futures Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Westport JWH Futures Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Westport JWH Futures Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in JWH Master at fair value (Note 5)	$45,426,576	$75,781,841
Equity in trading account:
Cash (Note 3c)	7,806,822	11,872,187
Cash margin (Note 3c)	657,666	771,833
Net unrealized appreciation on open futures contracts	133,994	145,299
Net unrealized appreciation on open forward contracts	97,594	62,988

	54,122,652	88,634,148
Interest receivable (Note 3c)	94	177

Total assets	$54,122,746	$88,634,325

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$248,063	$406,241
Management fees (Note 3b)	89,629	146,857
Incentive fees (Note 3b)	—	1,908,225
Professional fees	66,789	101,132
Other	30,751	12,502
Redemptions payable (Note 6)	226,129	3,668,466

Total liabilities	661,361	6,243,423

Partners’ Capital: (Notes 1 and 6)
General Partner 509.1843 and 390.1941 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	717,660	711,258
Limited Partners, 37,421.9094 and 44,809.2848 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	52,743,725	81,679,644

Total partners’ capital	53,461,385	82,390,902

Total liabilities and partners’ capital	$54,122,746	$88,634,325

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	15	$(6,418)	(0.01)%
Grains	38	(6,114)	(0.01)
Indices	32	62,155	0.12
Interest Rates U.S.	17	(11,688)	(0.02)
Interest Rates Non-U.S.	37	(49,016)	(0.09)
Metals	6	(19,395)	(0.04)
Softs	37	102,806	0.19

Total futures contracts purchased		72,330	0.14

Futures Contracts Sold
Currencies	25	42,394	0.08
Interest Rates U.S.	18	21,750	0.04
Livestock	8	(2,480)	(0.01)

Total futures contracts sold		61,664	0.11

Unrealized Appreciation on Open Forward Contracts

Metals	14	97,594	0.18

Total unrealized appreciation on open forward contracts		97,594	0.18

Investment in JWH Master		45,426,576	84.97

Total fair value		$45,658,164	85.40%

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2008

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

Westport JWH Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	$(280,978)	$4,500,381	$(4,181,541)
Net realized gains (losses) on investment in JWH Master	(9,074,882)	41,392,480	—
Change in net unrealized gains (losses) on open contracts	23,301	161,728	(634,999)
Change in net unrealized gains (losses) on investment in JWH Master	(2,450,694)	2,903,758	—

Gain (loss) from trading, net	(11,783,253)	48,958,347	(4,816,540)
Interest income (Note 3c)	7,148	108,073	2,591,466
Interest income from investment in JWH Master	41,064	497,986	—

Total income (loss)	(11,735,041)	49,564,406	(2,225,074)

Expenses:
Brokerage commissions including clearing fees (Note 3c)	3,732,225	3,718,766	4,039,869
Management fees (Note 3b)	1,326,026	1,317,360	1,424,341
Incentive fees (Note 3b)	—	1,950,387	—
Professional fees	254,035	262,526	205,446
Other	76,850	32,029	66,931

Total expenses	5,389,136	7,281,068	5,736,587

Net income (loss)	$(17,124,177)	$42,283,338	$(7,961,661)

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(413.40)	$866.02	$(78.67)

Weighted average units outstanding	41,279.0217	48,992.1825	75,151.7715

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2006	$99,088,277	$898,061	$99,986,338
Net income (loss)	(7,867,621)	(94,040)	(7,961,661)
Sale of 3,305.2546 Redeemable Units of Limited Partnership Interest	3,225,000	—	3,225,000
Redemption of 49,893.3341 Redeemable Units of Limited Partnership Interest and 477.0956 General Partner Units equivalent	(47,461,049)	(430,679)	(47,891,728)

Partners’ Capital at December 31, 2007	46,984,607	373,342	47,357,949
Net income (loss)	41,945,422	337,916	42,283,338
Sale of 6,833.5420 Redeemable Units of Limited Partnership Interest	8,989,000	—	8,989,000
Redemption of 11,129.5797 Redeemable Units of Limited Partnership Interest	(16,239,385)	—	(16,239,385)

Partners’ Capital at December 31, 2008	81,679,644	711,258	82,390,902
Net income (loss)	(16,930,579)	(193,598)	(17,124,177)
Sale of 2,699.3293 Redeemable Units of Limited Partnership Interest and 118.9902 General Partner Unit equivalents	4,610,000	200,000	4,810,000
Redemption of 10,086.7047 Redeemable Units of Limited Partnership Interest	(16,615,340)	—	(16,615,340)

Partners’ Capital at December 31, 2009	$52,743,725	$717,660	$53,461,385

Net Asset Value per Unit:

2007:	$956.81

2008:	$1,822.83

2009:	$1,409.43

See accompanying notes to financial statements

Westport JWH Futures Fund L.P.
Notes to Financial statements
December 31, 2009

1.	Partnership Organization:

Westport JWH Futures Fund L.P., formerly Smith Barney Westport Futures Fund L.P. (the “Partnership”) is a limited partnership that was organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership and JWH Master (as defined in Note 5 “Investment in Partnership”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, formerly Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly, through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s and JWH Master’s Investments. All commodity interests held by the Partnership and JWH Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and JWH Master’s Fair Value Measurements.  The Partnership and JWH Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and JWH Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnerships Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership and JWH Master consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in the partnership. As of and for the years ended December 31, 2009 and

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

2008, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$97,594	$97,594	$—	$—
Futures	133,994	133,994	—	—
Investment in JWH Master	45,426,576	—	45,426,576	—

Total assets	$45,658,164	$231,588	$45,426,576	$—

Total fair value	$45,658,164	$231,588	$45,426,576	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$62,988	$62,988	$—	$—
Futures	145,299	145,299	—	—
Investment in JWH Master	75,781,841	—	75,781,841	—

Total assets	$75,990,128	$208,287	$75,781,841	$—

Total fair value	$75,990,128	$208,287	$75,781,841	$—

d.	Futures Contracts. The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

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

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

g.	Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements,” which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

i.	Certain prior period amounts have been reclassified to conform to the current year presentation.

j.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 7 for Financial Highlights.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions or (ii) $25,000.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with John W. Henry & Company, Inc. (“JWH”) (the “Advisor”), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In allocating the assets of the Partnership to the Advisor, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership will pay for NFA fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”), directly and through its investment in JWH Master. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets, not held in JWH Master’s account at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held for margin requirements were $657,666 and $771,833, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s (or JWH Master’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or its allocable

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

share thereof) earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forwards contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statement of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 223.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging (formerly, FAS 161, “Disclosure about Derivative Instruments and Hedging Activities.”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Statements of Changes in Partners’ Capital.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the Partnership’s fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

December 31, 2009

Assets
Futures Contracts
Currencies	$42,569
Energy	2,400
Grains	1,600
Interest Rates U.S.	23,000
Indices	62,155
Metals	9,125
Softs	102,806

Total unrealized appreciation on open futures contracts	$243,655

Liabilities
Futures Contracts
Currencies	$(175)
Energy	(8,818)
Grains	(7,714)
Interest Rates U.S.	(12,938)
Interest Rates Non-U.S.	(49,016)
Livestock	(2,480)
Metals	(28,520)

Total unrealized depreciation on open futures contracts	$(109,661)

Net unrealized appreciation on open futures contracts	$133,994 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

	December 31, 2009

Assets
Forward Contracts
Metals	$97,594

Total unrealized appreciation on open forward contracts	$97,594

Net unrealized appreciation on open forward contracts	$97,594	**

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (Loss) from trading

Currencies	$(273,231)
Energy	(91,840)
Grains	(198,357)
Interest Rates U.S.	(162,801)
Interest Rates Non-U.S.	(131,189)
Indices	276,875
Livestock	20,710
Metals	294,910
Softs	7,246

Total	$(257,677)

5.	Investment in Partnership:

The Advisor trades a portion of the assets allocated to the Advisor directly, in accordance with the systematic JWH Diversified Plus Program.

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (the “JWH Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 29,209.3894 Redeemable Units of JWH Master with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2009.

The JWH Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. JWH Master engages in such trading through a commodity brokerage account maintained with CGM.

A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from JWH Master in multiples of the Net Asset Value per Unit of member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the limited partner/non-managing member elects to redeem and informs JWH Master.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

As of December 31, 2009 and 2008, the Partnership owned approximately 79.8% and 87.8%, respectively of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

Expenses to investors as a result of the investment in the JWH Master are approximately the same and redemption rights are not affected.

The financial statements of JWH Masters including the Condensed Schedule of Investments are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the last day of each month on ten days notice to the General Partner. No fee will be charged for redemptions.

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(374.47)	$927.43	$(89.22)
Interest income	1.16	12.25	33.61
Expenses**	(40.09)	(73.66)	(23.06)

Increase (decrease) for the year	(413.40)	866.02	(78.67)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,822.83	956.81	1,035.48

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,409.43	$1,822.83	$956.81

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss) before incentive fees***	(8.1)%	(7.5)%	(4.5)%

Operating expenses	8.1%	8.5%	8.2%
Incentive fees	—%	3.1%	—%

Total expenses	8.1%	11.6%	8.2%

Total return:
Total return before incentive fees	(22.7)%	95.1%	(7.6)%
Incentive fees	—%	(4.6)%	—%

Total return after incentive fees	(22.7)%	90.5%	(7.6)%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

8.	Financial Instrument Risks:

In the normal course of its business, the Partnership and JWH Master are, parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and JWH Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s and JWH Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership and JWH Master assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments, is reduced to the extent that through CGM, the Partnership’s and JWH Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and JWH Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(3,232,038)	$(4,312,654)	$(2,023,885)	$(5,898,689)
Net income (loss)	$(3,607,110)	$(4,687,469)	$(2,456,343)	$(6,373,255)
Increase (decrease) in Net Asset Value per Unit	$(95.57)	$(116.39)	$(59.42)	$(142.02)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$24,077,885	$4,579,302	$1,192,985	$15,995,468
Net income (loss)	$21,631,221	$4,227,747	$826,090	$15,598,280
Increase (decrease) in Net Asset Value per Unit	$453.35	$89.82	$18.02	$304.83

To the Members of
JWH Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
Managing Member,
JWH Master Fund LLC

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
JWH Master Fund LLC:
We have audited the accompanying statement of financial condition of JWH Master Fund LLC (the “Company”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in members’ capital for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of JWH Master Fund LLC as of December 31, 2009, and the results of its operations and its changes in members’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Members of
JWH Master Fund LLC:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in members’ capital present fairly, in all material respects, the financial position of JWH Master Fund LLC (formerly known as CMF JWH Strategic Allocation Master Fund LLC) at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Members
JWH Master Fund LLC:
We have audited the accompanying statements of income and expenses and changes in members’ capital of JWH Master Fund LLC for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in members’ capital of JWH Master Fund LLC for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP

New York, New York
March 24, 2008

JWH Master Fund LLC
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$52,728,434	$76,979,380
Cash margin (Note 3c)	3,594,053	5,941,717
Net unrealized appreciation on open futures contracts	637,268	3,440,881

Total assets	$56,959,755	$86,361,978

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$26,739	$23,720

Total liabilities	26,739	23,720

Members’ Capital:
Members’ Capital, 23,163.2996 and 28,591.1325 Units of Member Interest outstanding at December 31, 2009 and 2008, respectively	56,933,016	86,338,258

Total liabilities and members’ capital	$56,959,755	$86,361,978

See accompanying notes to financial statements.

JWH Master Fund LLC
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	39	$(92,032)	(0.16)%
Grains	158	(31,000)	(0.05)
Indices	86	162,509	0.28
Interest Rates Non-U.S.	232	(123,114)	(0.22)
Softs	320	652,578	1.15

Total futures contracts purchased		568,941	1.00

Futures Contracts Sold
Currencies	181	118,063	0.21
Energy	34	(128,500)	(0.23)
Grains	80	(42,438)	(0.07)
Interest Rates Non-U.S.	32	(46,200)	(0.08)
Interest Rates U.S.	78	23,812	0.04
Softs	276	143,590	0.25

Total futures contracts sold		68,327	0.12

Total fair value		$637,268	1.12%

See accompanying notes to financial statements.

JWH Master Fund LLC
Condensed Schedule of Investments
December 31, 2008

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

JWH Master Fund LLC
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(10,646,709)	$47,316,119	$(6,047,998)
Change in net unrealized gains (losses) on open positions	(2,803,613)	3,434,405	(717,510)

Gain (loss) from trading, net	(13,450,322)	50,750,524	(6,765,508)
Interest income	49,676	590,486	2,787,294

Total income (loss)	(13,400,646)	51,341,010	(3,978,214)

Expenses:
Clearing fees	71,031	72,704	97,052
Professional fees	56,914	42,496	37,506

Total expenses	127,945	115,200	134,558

Net income (loss)	$(13,528,591)	$51,225,810	$(4,112,772)

Net income (loss) per Unit of Member interest (Notes 1 and 6)	$(559.84)	$1,684.88	$3.78 *

Weighted average units outstanding	25,243.3352	31,430.3246	53,622.6972

*	The amount shown per Unit does not correspond with the net loss presented above because of the timing of additions/redemption of the Master’s Units in relation to the fluctuating values of the Master’s commodity interest.

See accompanying notes to financial statements.

JWH Master Fund LLC
Statements of Changes in Members’ Capital
For the years ended
December 31, 2009, 2008 and 2007

Members’
Capital

Members’ Capital at December 31, 2006	$103,849,912
Net income (loss)	(4,112,772)
Sale of 4,733.7680 Units of Members’ Interest	6,163,757
Redemption of 74,673.6421 Units of Members’ Interest	(97,721,441)
Distribution of interest income to feeder funds	(2,787,294)

Members’ Capital at December 31, 2007	5,392,162
Net income (loss)	51,225,810
Sale of 31,882.0862 Units of Members’ Interest	45,577,553
Redemption of 7,274.2306 Units of Members’ Interest	(15,266,781)
Distribution of interest income to feeder funds	(590,486)

Members’ Capital at December 31, 2008	86,338,258
Net income (loss)	(13,528,591)
Sale of 3,694.2747 Units of Members’ Interest	10,164,500
Redemption of 9,122.1076 Units of Members’ Interest	(25,991,475)
Distribution of Interest income to feeder funds	(49,676)

Members’ Capital at December 31, 2009	$56,933,016

Net Asset Value per Unit of Member Interest:

2007:	$1,353.70

2008:	$3,019.76

2009:	$2,457.90

See accompanying notes to financial statements.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

JWH Master Fund LLC, formerly JWH Strategic Allocation Master Fund LLC (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of member interest (“Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On January 26, 2001, Shearson Mid-West Futures Fund (“Mid-West”) and Smith Barney Mid-West Futures Fund L.P. II (“Mid-West II”) allocated substantially all of their capital to the Master. With this cash, Mid-West and Mid-West II purchased a total of 74,020.3930 Units with a fair value of $74,020,393. On March 1, 2001, The Saugatuck Fund L.P. (“Saugatuck”) allocated substantially all of its capital to the Master and purchased a total of 20,750.0000 Units with cash equal to $20,750,000. On December 1, 2001, The Aspetuck Fund L.P. (“Aspetuck”) allocated substantially all of its capital to the Master and purchased a total of 3,184.5305 Units with cash equal to $3,050,000. On November 1, 2002, JWH Global Strategies Limited Series (“JWH Global Strategies”) allocated substantially all of its capital to the Master and purchased a total of 1,338.2964 Units with cash equal to $2,000,000. On May 22, 2003, Diversified 2000 Futures Fund L.P. (formerly Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”) allocated a portion of its capital to the Master and purchased a total of 14,370.0894 Units with a fair value of $27,367,545. On July 1, 2005, Institutional Futures Portfolio L.P. (formerly CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 4,195.5111 Units of the Master with cash equal to $7,000,000. On March 31, 2007, Diversified 2000 redeemed its entire investment in the Master. This amounted to 9,843.6945 Units with a fair value of $12,209,977, which includes interest income of $44,692. On December 31, 2007, Mid-West, Mid-West II, Aspetuck, Saugatuck and JWH Global Strategies redeemed their entire investment in the Master. This amounted to 2,573.5510, 3,447.4985, 490.4174, 593.8311 and 2,316.0354 Units with a fair value of $3,490,986, $4,676,096, $665,546, $805,889 and $3,143,096, which includes interest income of $7,170, $9,217, $1,668, $2,019 and $7,878, respectively, that is included as part of distribution payable in the Statements of Financial Condition. On January 2, 2008, Westport JWH Futures Fund L.P. (formerly Smith Barney Westport Futures Fund L.P.) (“Westport”) allocated substantially all of its capital to the Master and purchased a total of 29,209.3894 Units with cash equal to $39,540,753. On May 1, 2009, The JWH Global Analytics Fund L.P. (“Global Analytics”) allocated substantially all of its capital to the Master and purchased a total of 1,146.1657 Units with cash equal to $3,137,000. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the “Advisor”) using the Global Analytics Program, the Advisor’s systematic trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Institutional Portfolio, Westport and Global Analytics (each a “Member,” collectively the “Funds”) with approximately 15.1%, 79.8%, and 5.1% investments in the Master at December 31, 2009, respectively. Institutional Portfolio and Westport had approximately 12.2% and 87.8% investments in the Master at December 31, 2008, respectively.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2030; or under certain other circumstances as defined in the Limited Liability Company Agreement of the Master (the “Limited Liability Company Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$637,268	$637,268	$—	$—

Total assets	637,268	637,268	—	—

Total fair value	$637,268	$637,268	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$3,440,881	$3,440,881	$—	$—

Total assets	3,440,881	3,440,881	—	—

Total fair value	$3,440,881	$3,440,881	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2009

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

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Member concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

g.	Subsequent Events. In 2009, the Master adopted ASC 855-10, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2009

i.	Certain prior period amounts have been reclassified to conform to current year presentation.

j.	Net Income (Loss) per Unit of Member Interest. Net income (loss) per Unit of Member Interest is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Liability Company Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amount of cash held by the Master for margin requirements was $3,594,053 and $5,941,717, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 1,854.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2009

contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Members’ Capital.

The following table indicates the fair values of derivative instruments of futures contracts as separate assets and liabilities.

December 31, 2009
Assets
Futures Contracts
Currencies	$135,325
Grains	45,050
Indices	162,509
Interest Rates U.S.	23,812
Softs	799,918

Total unrealized appreciation on open futures contracts	$1,166,614

Liabilities
Futures Contracts
Currencies	$(17,262)
Energy	(220,532)
Grains	(118,488)
Interest Rates Non-U.S.	(169,314)
Softs	(3,750)

Total unrealized depreciation on open futures contracts	$(529,346)

Net unrealized appreciation on open futures contracts	$637,268 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (Loss) from Trading

Currencies	$(3,698,810)
Energy	(4,074,292)
Grains	(1,756,349)
Indices	277,407
Interest Rates U.S.	(3,340,111)
Interest Rates Non-U.S.	(2,376,135)
Softs	679,903
Metals	838,065

Total	$(13,450,322)**

**	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2009

5.	Subscriptions Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become non-managing members on the first day of the month after their subscription is processed. A non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the managing member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(559.51)	$1,667.47	$(50.21)
Interest income	2.02	18.82	54.92
Expenses**	(2.35)	(1.41)	(0.93)

Increase (decrease) for the year	(559.84)	1,684.88	3.78
Distribution of interest income to feeder funds	(2.02)	(18.82)	(54.92)
Net Asset Value per Unit of Member Interest, beginning of year	3,019.76	1,353.70	1,404.84

Net Asset Value per Unit of Member Interest, end of year	$2,457.90	$3,019.76	$1,353.70

	2009	2008	2007
Ratios to average net assets:
Net investment income (loss)***	(0.1)%	0.8%	4.1%

Operating expenses	0.2%	0.2%	(0.2)%

Total return	(18.5)%	124.5%	0.3%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

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

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The Managing Member monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for JWH Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(2,934,318)	$(4,648,308)	$(677,156)	$(5,211,895)

Net income (loss)	$(2,959,702)	$(4,652,493)	$(691,716)	$(5,224,680)

Increase (decrease) in Net Asset Value per Unit	$(131.97)	$(191.59)	$(31.88)	$(204.40)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$24,433,991	$9,076,759	$1,195,658	$16,561,898

Net Income (loss)	$24,418,394	$9,066,319	$1,185,708	$16,555,389

Increase (decrease) in Net Asset Value per Unit	$832.62	$307.18	$40.15	$504.93

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On July 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From July 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PWC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
     None

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Investment decisions are made by the Advisor.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000,

Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
     Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.

     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $3,732,225 were earned by CGM for the year ended December 31, 2009. Management fees and incentive fees of $1,326,026 and $0, respectively, were earned by the Advisor for the year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 509.1843 Redeemable Units Units (1.3%) of Limited Partnership Interest as of December 31, 2009.
     Principles of the General Partner who own Redeemable Units. None
     (c) Changes in control. None.
Item 13. Certain Relationship and Related Transactions.
     CGM and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009. PwC in the period from June 27, 2008 through July 22, 2009 and KPMG in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte	$81,889
PwC	$210,708
KPMG	$4,936
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2009	$20,000
2008	$22,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (1) Financial Statements:
     Statements of Financial Condition at December 31, 2009 and 2008.
     Condensed Schedules of Investments at December 31, 2009 and 2008.
     Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.
     Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.
     Notes to Financial Statements.
     (2) Exhibits:
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2008, dated June 5, 2008 (filed as Exhibit 10.14 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

(c)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2009, dated June 9, 2009 (filed herein).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Form 8-K, filed on July 23, 2009 and incorporated herein by reference).

16.2	Letter dated June 26, 2008 from KPMG LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Form 8-K, filed on July 1, 2008 and incorporated herein by reference).

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

Westport JWH Futures Fund L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci, President & Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci Jerry Pascucci	/s/ Daryl Dewbrey Daryl Dewbrey
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Raymond Nolte

Jennifer Magro	Raymond Nolte
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Shelley Deavitt Ullman

Shelley Deavitt Ullman
Director Ceres Managed Futures LLC

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.