Form 10-Q
period 2010-03-31
WESTPORT JWH FUTURES FUND LP
filed 2010-05-17
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes     No X

As of April 30, 2010, 36,627.7892 Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements including the Financial Statements of JWH Master Fund LLC (unaudited)	7 – 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 – 27

Item 4.	Controls and Procedures	28

PART II — Other Information		29 - 32

Exhibits

Ex. 31.1 Certification Ex. 31.2 Certification Ex. 32.1 Certification Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Investment in JWH Master, at fair value	$42,157,734	$45,426,576
Equity in trading account:
Cash	7,166,744	7,806,822
Cash margin	739,459	657,666
Net unrealized appreciation on open futures contracts	246,068	133,994
Net unrealized appreciation on open forward contracts	45,622	97,594

	50,355,627	54,122,652
Interest receivable	600	94

Total assets	$50,356,227	$54,122,746

Liabilities and Partners’ Capital

Liabilities:
Accrued expenses:
Brokerage fees	$230,799	$248,063
Management fees	83,329	89,629
Other	127,808	97,540
Redemptions payable	455,178	226,129

Total liabilities	897,114	661,361

Partners’ Capital:
General Partner 509.1843 Unit equivalents outstanding at March 31, 2010 and December 31, 2009	676,207	717,660
Limited Partners, 36,733.4334 and 37,421.9094 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	48,782,906	52,743,725

Total partners’ capital	49,459,113	53,461,385

Total liabilities and partners’ capital	$50,356,227	$54,122,746

Net asset value per Unit	$1,328.02	$1,409.43

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	10	$14,808	0.03%
Indices	34	47,012	0.10
Interest Rates U.S.	17	1,275	0.00 *
Interest Rates Non-U.S.	37	(35,209)	(0.07)
Livestock	17	(450)	(0.00)*
Metals	6	23,035	0.05
Softs	11	26,400	0.05

Total futures contracts purchased		76,871	0.16

Futures Contracts Sold
Currencies	63	123,881	0.25
Energy	12	15,840	0.03
Grains	31	35,556	0.07
Interest Rates U.S.	17	(8,390)	(0.02)
Softs	15	2,310	0.01

Total futures contracts sold		169,197	0.34

Unrealized Appreciation on Open Forward Contracts
Metals	13	60,709	0.12

Total unrealized appreciation on open forward contracts		60,709	0.12

Unrealized Depreciation on Open Forward Contracts
Metals	4	(15,087)	(0.03)

Total unrealized depreciation on open forward contracts		(15,087)	(0.03)

Investment in JWH Master		42,157,734	85.24

Total fair value		$42,449,424	85.83%

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

Westport JWH Futures Fund L.P.
Statements of Income and Expenses and Changes in Partner’s Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	$(278,724)	$83,460
Net realized gains (losses) on investment in JWH Master	(3,378,594)	(1,255,261)
Change in net unrealized gains (losses) on open contracts	60,102	(217,115)
Change in net unrealized gains (losses) on investment in JWH Master	1,543,855	(3,421,008)

Gain (loss) from trading, net	(2,053,361)	(4,809,924)
Interest income	962	2,569
Interest income from JWH Master	5,066	14,891

Total income (loss)	(2,047,333)	(4,792,464)

Expenses:
Brokerage fees including clearing fees	714,015	1,106,225
Management fees	252,415	395,349
Other	88,483	79,217

Total expenses	1,054,913	1,580,791

Net income (loss)	(3,102,246)	(6,373,255)
Additions – Limited Partners	285,000	2,960,000
Redemptions – Limited Partners	(1,185,026)	(7,342,486)

Net increase (decrease) in Partners’ capital	(4,002,272)	(10,755,741)
Partners’ Capital, beginning of period	53,461,385	82,390,902

Partners’ Capital, end of period	$49,459,113	$71,635,161

Net asset value per Unit (37,242.6177 and 42,619.3593 Units outstanding at March 31, 2010 and 2009, respectively)	$1,328.02	$1,680.81

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(81.41)	$(142.02)

Weighted average units outstanding	37,867.0203	45,143.2111

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

Westport JWH Futures Fund L.P., (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts and forward contracts. The sectors traded include currencies, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership and JWH Master (as defined in Note 5 “Investment in JWH Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2010, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”). The Partnership’s and JWH Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) *	$(72.57)	$(131.89)
Interest income	0.16	0.39
Expenses **	(9.00)	(10.52)

Increase (decrease) for the period	(81.41)	(142.02)
Net Asset Value per Redeemable Unit, beginning of period	1,409.43	1,822.83

Net Asset Value per Redeemable Unit, end of period	$1,328.02	$1,680.81

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.4)%	(8.1)%

Operating expense	8.4%	8.1%
Incentive fees	—%	—%

Total expenses	8.4%	8.1%

Total return:
Total return before incentive fees	(5.8)%	(7.8)%
Incentive fees	—%	—%

Total return after incentive fees	(5.8)%	(7.8)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM and JWH Master Fund LLC (“JWH Master”) and CGM, give the Partnership and JWH Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 245 and 169, respectively. The average number of metal forward contracts traded directly by the Partnership for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 23 and 15, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.
The following tables indicate the Partnership’s fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

Assets	March 31,
Futures Contracts	2010
Currencies	$159,400

Energy	30,648
Grains	35,556
Indices	48,229
Interest Rates U.S.	1,275
Interest Rates Non-U.S.	21,506
Metals	23,035
Softs	39,810

Total unrealized appreciation on open futures contracts	$359,459

Liabilities
Futures Contracts
Currencies	$(35,518)

Indices	(1,218)
Interest Rates U.S.	(8,390)
Interest Rates Non-U.S.	(56,715)
Livestock	(450)
Softs	(11,100)

Total unrealized depreciation on open futures contracts	$(113,391)

Net unrealized appreciation on open futures contracts	$246,068 *

Assets	March 31,
Forward Contracts	2010
Metals	$60,709

Total unrealized appreciation on open forward contracts	$60,709

Liabilities
Forward Contracts
Metals	$(15,087)

Total unrealized depreciation on open forward contracts	(15,087)

Net unrealized appreciation on open forward contracts	$45,622 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2010 and 2009.

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(84,352)	$(185,666)
Energy	110,323	102,191
Grains	(59,100)	3,948
Interest Rates U.S.	(69,896)	(48,966)
Interest Rates Non-U.S.	78,319	(27,382)
Indices	(47,578)	45,973
Livestock	27,060	12,580
Metals	(68,869)	(29,966)
Softs	(104,529)	(6,367)

Total	$(218,622)	$(133,655)

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

4.	Fair Value Measurements:

Partnership and JWH Master’s Investments.  All commodity interests held by the Partnership and JWH Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. Dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership and JWH Master’s Fair Value Measurements.  The Partnership and JWH Master adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and JWH Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnerships Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of nonexchange-traded forward contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$246,068	$246,068	$—	$—
Forwards	45,622	45,622	—	—

Investment in JWH Master	42,157,734	—	42,157,734	—

Total assets	$42,449,424	$291,690	$42,157,734	$—

Total fair value	$42,449,424	$291,690	$42,157,734	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$97,594	$97,594	$—	$—
Futures	133,994	133,994	—	—
Investment in JWH Master	45,426,576	—	45,426,576	—

Total assets	$45,658,164	$231,588	$45,426,576	—

Total fair value	$45,658,164	$231,588	$45,426,576	$—

5.   Investment in JWH Master:

The Advisor trades a portion of the assets allocated to the Advisor directly, in accordance with the systematic JWH Diversified Plus Program. On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (the “JWH Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 28,209.3894 units of JWH Master (“Units of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2010.

JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. JWH Master engages in such trading through commodity brokerage accounts maintained by CGM.

A limited partner/non-managing member may withdraw all or part of their redeemable capital contributions and undistributed profits, if any, from JWH Master in multiplies of the Net Asset Value per Unit of Member Interest as of the end of any day (the “Redemption Date”), after a request for redemption has been made to the General Partner/non-managing member at least 3 days in advance of the Redemption date. The Units are classified as a liability when the limited partner/non-managing member elects to redeem and inform JWH Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and NFA fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

At March 31, 2010, the Partnership owned approximately 79.6% of JWH Master. At December 31,2009, the Partnership owned approximately 79.8% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected. JWH Master’s Statements of Financial Condition. Condensed Schedule of Investments and Statements of Income and Expenses and Changes in Member’s Capital are included herein.
The Master’s Statements of Financial Condition and Condensed Schedule of Investments as of March 31, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2010 and 2009 are presented below:
JWH Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$45,762,011	$52,728,434
Cash margin	4,655,648	3,594,053
Net unrealized appreciation on open futures contracts	2,574,022	637,268

Total assets	$52,991,681	$56,959,755

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$11,930	$26,739

Total liabilities	11,930	26,739

Members’ Capital:
Members’ capital, 22,480.6170 and 23,163.2996 Units of Member Interest outstanding at March 31, 2010 and December 31, 2009, respectively	52,979,751	56,933,016

Total liabilities and members’ capital	$52,991,681	$56,959,755

Net Asset Value per Unit of Member Interest	$2,356.69	$2,457.90

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

JWH Master Fund LLC
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	157	$300,298	0.57%
Indices	89	201,825	0.38
Interest Rates U.S.	226	(3,263)	(0.01)
Interest Rates Non-U.S.	344	374	0.00 *
Metals	20	(5,125)	(0.01)
Softs	104	150,395	0.29

Total futures contracts purchased		644,504	1.22

Futures Contracts Sold
Currencies	364	215,388	0.41
Energy	46	60,720	0.11
Grains	312	488,263	0.92
Interest Rates U.S.	52	(16,250)	(0.03)
Softs	348	1,181,397	2.23

Total futures contracts sold		1,929,518	3.64

Total fair value		$2,574,022	4.86%

*   Due to rounding

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

JWH Master Fund LLC
Condensed Schedule of Investments
December 31, 2009
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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
JWH Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(4,234,841)	$(1,402,402)
Change in net unrealized gains (losses) on open positions	1,936,754	(3,812,777)

Gain (loss) from trading, net	(2,298,087)	(5,215,179)
Interest income	6,686	17,034

Total income (loss)	(2,291,401)	(5,198,145)

Expenses:
Clearing fees	16,408	13,750
Professional fees	19,191	12,785

Total expenses	35,599	26,535

Net income (loss)	(2,327,000)	(5,224,680)
Additions	348,000	2,368,000
Redemptions	(1,967,579)	(12,388,832)
Distribution of interest income to feeder funds	(6,686)	(17,034)

Net increase (decrease) in Members’ Capital	(3,953,265)	(15,262,546)
Members’ Capital, beginning of period	56,933,016	86,338,258

Members’ Capital, end of period	$52,979,751	$71,075,712

Net Asset Value per Unit of Member Interest (22,480.6170 and 25,251.7733 Units outstanding at March 31, 2010 and 2009, respectively)	$2,356.69	$2,814.68

Net income (loss) per Unit of Member Interest	$(100.91)	$(204.41)

Weighted average units outstanding	23,032.0959	27,177.5295

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

     JWH Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of nonexchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	03/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$2,574,022	$2,574,022	$—	$—

Total assets	2,574,022	2,574,022	—	—

Total fair value	$2,574,022	$2,574,022	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$637,268	$637,268	$—	$—

Total assets	637,268	637,268	—	—

Total fair value	$637,268	$637,268	$—	$—

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
Financial Highlights of JWH Master:
Changes in the Net Asset Value per Unit of Member Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) *	$(100.36)	$(204.58)
Interest Income	0.30	0.67
Expenses **	(0.85)	(0.50)

Increase (decrease) for the period	(100.91)	(204.41)
Distribution	(0.30)	(0.67)
Net asset Value per Unit of Member Interest, beginning of period	2,457.90	3,019.76

Net asset value per Unit of Member Interest, end of period ***	$2,356.69	$2,814.68

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to Average Net Assets ***

Net investment income (loss)****	(0.2)%	(0.1)%

Operating expense	0.3%	0.1%

Total return	(4.1)%	(6.8)%

***	Annualized.

****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period.
Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

JWH Master adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Members’ Capital.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The following tables indicate JWH Master’s fair values of derivative instruments of futures contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

Assets	March 31,
Futures Contracts	2010
Currencies	$413,175
Energy	361,018
Grains	488,263
Indices	204,666
Interest Rates U.S.	13,800
Interest Rates Non-U.S.	187,079
Softs	1,357,632

Total unrealized appreciation on open futures contracts	$3,025,633

Liabilities
Futures Contracts
Currencies	$(197,788)
Indices	(2,841)
Interest Rates U.S.	(33,312)
Interest Rates Non-U.S.	(186,705)
Metals	(5,125)
Softs	(25,840)

Total unrealized depreciation on open futures contracts	$(451,611)

Net unrealized appreciation on open futures contracts	$2,574,022 *

December 31, 2009
Assets
Futures Contracts
Currencies	$135,325
Grains	45,050
Indices	162,509
Interest Rates U.S.	23,812
Softs	799,918

Total unrealized appreciation on open futures contracts	$1,166,614

Liabilities
Futures Contracts
Currencies	$(17,262)
Energy	(220,532)
Grains	(118,488)
Interest Rates Non-U.S.	(169,314)
Softs	(3,750)

Total unrealized depreciation on open futures contracts	$(529,346)

Net unrealized appreciation on open futures contracts	$637,268 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
The following tables indicate JWH Master’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31, 2010	March 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading

Currencies	$684,042	$(2,390,179)
Energy	(871,356)	308,164
Grains	15,639	(485,485)
Indices	(126,600)	(15,786)
Interest Rates U.S.	(282,912)	(1,129,712)
Interest Rates Non-U.S.	43,944	(481,133)
Softs	836,316	(577,878)
Metals	(2,597,160)	(443,170)

Total	$(2,298,087)**	$(5,215,179)**

**   This amount is in “Gain (loss) from trading, net” on the Statements of Income and Changes in Member’s Capital.

6.	Financial Instrument Risks:

In the normal course of their business, the Partnership and JWH Master, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and JWH Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s and JWH Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership and JWH Master assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership and JWH Master counterparty is an exchange or clearing organization.

The General Partner monitors and attempts controls the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and JWH Master’s business, these instruments may not be held to maturity.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

7. Critical Accounting Policies:

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

Statement of Cash Flows.  The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

Partnership’s and JWH Master’s Fair Value Measurements.  The Partnership and JWH Master adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and JWH Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

In 2007, the Partnership adopted ASC 740, Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustments or disclosure in the financial statements.

Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Partnership capital decreased 7.5% from $53,461,385 to $49,459,113. This decrease was attributable to net loss from operations of $3,102,246, coupled with the redemptions of 895.2128 Redeemable Units of Limited Partnership Interest totaling $1,185,025, which was partially offset by the addition of 206.7368 Redeemable Units of Limited Partnership Interest totaling $285,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of its members increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, additions and redemption of Units and distribution, if any.

For the three months ended March 31, 2010, JWH Master’s capital decreased 6.9% from $56,933,016 to $52,979,751. This decrease was attributable to the redemption of 827.4112 Units of Member Interest totaling $1,967,579 and distribution of interest income to feeder funds totaling $6,686, coupled with a net loss from operations of $2,327,000 which was partially offset by the additional sales of 144.7286 Units of Member Interest totaling $348,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Partnership’s and JWH Master’s Fair Value Measurements.  The Partnership and JWH Master adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and JWH Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the period ended March 31, 2010, the Partnership and JWH Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Results of Operations
     During the Partnership’s first quarter of 2010 the Net Asset Value per Redeemable Unit decreased 5.8% from $1,409.43 to $1,328.02 as compared to a decrease of 7.8% in the first quarter of 2009. The Partnership experienced a net trading loss before brokerage fees and clearing fees in the first quarter of 2010 of $2,053,361. Losses were primarily attributable to the Partnership and JWH Masters’, trading of metals, indices, energy, grains, U.S. interest rates and were partially offset by gains in livestock, currencies, non-U.S. interest rates and softs. The Partnership experienced a net trading loss before brokerage fees and clearing fees in the first quarter of 2009 of $4,809,924. Losses were primarily attributable to the Partnership and JWH Masters’ trading of currencies, grains, metals, softs, U.S. and non-U.S. interest rates, and were partially offset by gains in energy, indices and livestock.
     The first quarter of 2010 began with uncertainty in the markets, primarily due to the sovereign debt crisis that seemed to engulf Greece and Dubai. These concerns were later alleviated, as governments and central banks strongly indicated their resolve to prevent such events form hampering the slow growth that seemed to emerge in most economies. The Partnership was profitable in currencies, non-U.S. interest rates and agricultural softs, whereas losses were seen in energy, grains, U.S. interest rates, metals and equity indices.
     In currencies, gains were primarily driven by Euro and British Pound, both of which showed a strong bearish trend against U.S. Dollar. Concerns over the sovereign debt crisis continued to linger over the European region and contributed to this bearish trend. The Partnership was profitable in the Non-U.S. interest rates as the yields on German bonds declined due to a flight to quality within the European region. In the agricultural softs, sugar was the primary driver of gains as a strong bearish trend emerged in the sugar market following an ease in supply concerns.
     In the energy sector, losses were recorded mostly in crude oil and distillates as these markets remained heavily volatile, while natural gas continued a bearish trend and contributed to modest gains. In grains, modest losses were seen as gains in wheat were offset by losses in the soybean complex. In metals, precious metals contributed to losses as they remained volatile and range-bound. In U.S. interest rates, modest losses were seen as the U.S. economy stabilized and the yield curve steepened. In equity indices, the strong bullish trend that emerged in 2009 was significantly interrupted by the sovereign debt crisis. This contributed to losses, primarily in the European equity indices.

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

Interest income on 80% of the daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master) brokerage account was earned at the monthly average of the 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s or JWH Master assets in 90-day Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three months ended March 31, 2010 decreased by $11,432, as compared to the corresponding period in 2009. The decrease is due to lower U.S. Treasury bill rates, during the three months ended March 31, 2010, as compared to the corresponding period in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2010 decreased by $392,210 as compared to the corresponding period in 2009. The decrease in brokerage fees and clearing fees is due to lower average adjusted net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 decreased by $142,934, as compared to the corresponding period in 2009. The decrease in management fees is due to lower average adjusted net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership and JWH Master are speculative commodity pools. The market sensitive instruments held by the Partnership and JWH Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and JWH Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and JWH Master’s main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair value of the Partnership’s and JWH Master’s open contracts and, consequently, in their earnings and cash balances. The Partnership’s and JWH Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s and JWH Master’s open contracts and the liquidity of the markets in which they trade.

The Partnership and JWH Master rapidly acquires and liquidates both long and short contracts in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and JWH Master’s past performance is not necessarily indicative of their future results.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first table indicates the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of March 31, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010. As of March 31, 2010, the Partnership’s total capitalization was $49,459,113.
March 31, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$821,924	1.66%
Energy	620,220	1.26%
Grains	317,037	0.64%
Interest Rates U.S.	114,140	0.23%
Interest Rates Non-U.S.	650,322	1.32%
Livestock	13,600	0.03%
Metals	160,310	0.32%
Softs	641,967	1.30%
Indices	352,796	0.71%

Total	$3,692,316	7.47%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in JWH Master’s by market category as of March 31, 2010 and the highest, lowest and average values at any point during the three months ended March 31, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2010 the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by JWH, was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$150,100	0.30%	$162,898	$68,768	127,200
Energy	67,000	0.13%	83,500	32,400	57,067
Grains	43,850	0.09%	50,500	13,515	40,304
Interest Rates U.S.	23,854	0.05%	51,750	14,212	18,564
Interest Rates Non -U.S.	91,562	0.19%	97,335	61,245	90,539
Livestock	13,600	0.03%	13,600	6,400	11,200
Metals	80,710	0.16%	102,231	20,007	91,959
Softs	52,800	0.11%	81,400	41,800	67,200
Indices	126,896	0.26%	143,041	21,287	72,315

Totals	$650,372	1.32%

*	Average of month-end Values at Risk.

As of March 31, 2010, JWH Master’s total capitalization was $52,979,751. The Partnership owned approximately 79.6% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$844,000	1.59%	$1,252,000	$124,950	985,333
Energy	695,000	1.31%	825,800	58,100	638,933
Grains	343,200	0.65%	621,750	107,250	431,483
Interest Rates U.S.	113,425	0.21%	458,400	69,832	298,908
Interest Rates Non -U.S.	701,959	1.32%	847,943	163,217	665,680
Metals	100,000	0.19%	784,766	39,984	226,131
Softs	740,160	1.40%	903,600	404,400	641,420
Indices	283,794	0.54%	350,360	83,364	175,434

Totals	$3,821,538	7.21%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership nor the General Partner.
Credit Crisis Related Matters
     Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
     In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.	Risk Factors
     There have been no material change to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2010, there were additional sales of 206.7368 Redeemable Units totaling $285,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable units were purchased by accredited investor’s as described in Regulation D, as well as to a small number of persons who are non-accredited investor’s.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
January 1, 2010 - January 31, 2010	130.2957	$1,353.70	N/A	N/A
February 1, 2010 - February 28, 2010	422.1681	$1,311.01	N/A	N/A
March 1, 2010 - March 31, 2010	347.7490	$1,328.02	N/A	N/A
Total	895.2128	$1,323.74

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6. Exhibits
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).
10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2008, dated June 5, 2008 (filed as Exhibit 10.14 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
(c)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2009, dated June 9, 2009 (filed Exhibit 10.3(c) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
32.1	– Section 1350 Certification (Certification of President and Director)
32.2	– Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT JWH FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 17, 2010