Form 10-Q
period 2010-06-30
WESTPORT JWH FUTURES FUND LP
filed 2010-08-16
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-24111

WESTPORT JWH FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3939393

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
522 5th Ave — 14th Floor
New York, New York 10036

(Address of principal executive offices) (Zip Code)

(212) 296-1999

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

Yes     No X

As of July 31, 2010, 35,903.3735 Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements including the Financial Statements of JWH Master Fund LLC (unaudited)	7 – 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 – 27

Item 4.	Controls and Procedures	28

PART II — Other Information		29 - 32

Exhibits

Ex. 31.1 Certification Ex. 31.2 Certification Ex. 32.1 Certification Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Investment in JWH Master, at fair value	$43,052,563	$45,426,576
Equity in trading account:
Cash	6,652,977	7,806,822
Cash margin	629,608	657,666
Net unrealized appreciation on open futures contracts	196,778	133,994
Net unrealized appreciation on open forward contracts	—	97,594

	50,531,926	54,122,652
Interest receivable	386	94

Total assets	$50,532,312	$54,122,746

Liabilities and Partners’ Capital

Liabilities:
Net unrealized depreciation on open forward contracts	$6,050	$—
Accrued expenses:
Brokerage fees	231,579	248,063
Management fees	83,675	89,629
Other	89,511	97,540
Redemptions payable	84,720	226,129

Total liabilities	495,535	661,361

Partners’ Capital:
General Partner 400.0879 and 509.1843 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	555,642	717,660
Limited Partners, 35,628.5814 and 37,421.9094 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	49,481,135	52,743,725

Total partners’ capital	50,036,777	53,461,385

Total liabilities and partners’ capital	$50,532,312	$54,122,746

Net asset value per unit	$1,388.80	$1,409.43

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	19	$72,875	0.14%
Grains	6	(690)	(0.00)*
Indices	2	(10,165)	(0.02)
Interest Rates U.S.	42	94,856	0.19
Interest Rates Non-U.S.	36	67,065	0.13
Livestock	8	2,880	0.01
Metals	4	13,680	0.03
Softs	17	1,180	0.00 *

Total futures contracts purchased		241,681	0.48

Futures Contracts Sold
Currencies	30	(124,669)	(0.25)
Energy	20	35,098	0.07
Grains	37	23,717	0.05
Indices	17	28,056	0.06
Metals	2	6,375	0.01
Softs	4	(13,480)	(0.03)

Total futures contracts sold		(44,903)	(0.09)

Unrealized Appreciation on Open Forward Contracts
Metals	7	12,175	0.02

Total unrealized appreciation on open forward contracts		12,175	0.02

Unrealized Depreciation on Open Forward Contracts
Metals	2	(18,225)	(0.03)

Total unrealized depreciation on open forward contracts		(18,225)	(0.03)

Investment in JWH Master		43,052,563	86.04

Total fair value		$43,243,291	86.42%

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

Westport JWH Futures Fund L.P.
Statements of Income and Expenses and Changes in Partner’s Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	$(14,715)	$(380,196)	$(293,439)	$(296,735)
Net realized gains (losses) on investment in JWH Master	3,368,683	(1,321,297)	(9,911)	(2,576,559)
Change in net unrealized gains (losses) on open contracts	(100,962)	(58,511)	(40,860)	(275,626)
Change in net unrealized gains (losses) on investment in JWH Master	79,189	698,944	1,623,044	(2,722,064)

Gain (loss) from trading, net	3,332,195	(1,061,060)	1,278,834	(5,870,984)
Interest income	1,943	2,063	2,905	4,630
Interest income from JWH Master	10,554	11,999	15,620	26,892

Total income (loss)	3,344,692	(1,046,998)	1,297,359	(5,839,462)

Expenses:
Brokerage fees including clearing fees	731,474	976,887	1,445,489	2,083,112
Management fees	255,241	347,025	507,656	742,374
Other	97,850	85,433	186,333	164,650

Total expenses	1,084,565	1,409,345	2,139,478	2,990,136

Net income (loss)	2,260,127	(2,456,343)	(842,119)	(8,829,598)
Additions – Limited Partners	954,000	405,000	1,239,000	3,365,000
Additions – General Partner	—	200,000	—	200,000
Redemptions – Limited Partners	(2,486,463)	(4,513,697)	(3,671,489)	(11,856,183)
Redemptions – General Partner	(150,000)	—	(150,000)	—

Net increase (decrease) in Partners’ Capital	577,664	(6,365,040)	(3,424,608)	(17,120,781)
Partners’ Capital, beginning of period	49,459,113	71,635,161	53,461,385	82,390,902

Partners’ Capital, end of period	$50,036,777	$65,270,121	$50,036,777	$65,270,121

Net asset value per unit (36,028.6693 and 40,255.6659 units outstanding at June 30, 2010 and 2009, respectively)	$1,388.80	$1,621.39	$1,388.80	$1,621.39

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$60.78	$(59.42)	$(20.63)	$(201.44)

Weighted average units outstanding	37,058.4236	41,873.0478	37,462.7220	43,508.1295

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

1.	General:

Westport JWH Futures Fund L.P., (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts and forward contracts. The sectors traded include currencies, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, directly, and through its investment in JWH Master Fund LLC (“JWH Master”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of June 30, 2010, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$69.97	$(49.42)	$(2.60)	$(181.31)
Interest income	0.33	0.34	0.49	0.73
Expenses **	(9.52)	(10.34)	(18.52)	(20.86)

Increase (decrease) for the period	60.78	(59.42)	(20.63)	(201.44)
Net asset value per Redeemable Unit, beginning of period	1,328.02	1,680.81	1,409.43	1,822.83

Net asset value per Redeemable Unit, end of period	$1,388.80	$1,621.39	$1,388.80	$1,621.39

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.6)%	(8.1)%	(8.5)%	(8.1)%

Operating expense	8.7%	8.2%	8.6%	8.2%
Incentive fees	—%	—%	—%	—%

Total expenses	8.7%	8.2%	8.6%	8.2%

Total return:
Total return before incentive fees	4.6%	(3.5)%	(1.5)%	(11.1)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	4.6%	(3.5)%	(1.5)%	(11.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and JWH Master and CGM give the Partnership and JWH Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the three months ended June 30, 2010 and 2009 were 263 and 176, respectively. The average number of futures contracts traded for the six months ended June 30, 2010 and 2009 were 254 and 173, respectively. The average number of metal forward contracts traded for the three months ended June 30, 2010 and 2009 were 23 and 29, respectively. The average number of metal forward contracts traded for the six months ended June 30, 2010 and 2009 were 23 and 22, respectively.

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
The following tables indicate the Partnership’s fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

Assets	June 30,
Futures Contracts	2010
Currencies	$72,900
Energy	39,180
Grains	23,717
Indices	28,056
Interest Rates U.S.	94,856
Interest Rates Non-U.S.	74,352
Livestock	2,880
Metals	20,055
Softs	11,850

Total unrealized appreciation on open futures contracts	$367,846

Liabilities
Futures Contracts
Currencies	$(124,694)
Energy	(4,082)
Grains	(690)
Indices	(10,165)
Interest Rates Non-U.S.	(7,287)
Softs	(24,150)

Total unrealized depreciation on open futures contracts	$(171,068)

Net unrealized appreciation on open futures contracts	$196,778 *

Assets	June 30,
Forward Contracts	2010
Metals	$12,175

Total unrealized appreciation on open forward contracts	$12,175

Liabilities
Forward Contracts
Metals	$(18,225)

Total unrealized depreciation on open forward contracts	(18,225)

Net unrealized depreciation on open forward contracts	$(6,050)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$102,529	$(154,248)	$18,178	$(339,914)
Energy	(286,912)	(5,279)	(176,589)	96,911
Grains	(45,364)	(4,188)	(104,464)	(240)
Interest Rates U.S.	220,912	(82,695)	151,016	(131,661)
Interest Rates Non-U.S.	260,885	(7,008)	339,204	(34,389)
Indices	(131,587)	(6,577)	(179,165)	39,396
Livestock	(31,880)	(10,950)	(4,820)	1,630
Metals	(45,964)	(82,508)	(114,834)	(112,473)
Softs	(158,296)	(85,254)	(262,825)	(91,621)

Total	$(115,677)	$(438,707)	$(334,299)	$(572,361)

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

4.	Fair Value Measurements:

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

In 2009, the Partnership adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that, based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of nonexchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (or other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	06/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$196,778	$196,778	$—	$—

Investment in JWH Master	43,052,563	—	43,052,563	—

Total assets	$43,249,341	$196,778	$43,052,563	$—

Liabilities
Forwards	$6,050	$6,050	$—	$—

Total liabilities	$6,050	$6,050	$—	$—

Total fair value	$43,243,291	$190,728	$43,052,563	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$97,594	$97,594	$—	$—
Futures	133,994	133,994	—	—
Investment in JWH Master	45,426,576	—	45,426,576	—

Total assets	$45,658,164	$231,588	$45,426,576	—

Total fair value	$45,658,164	$231,588	$45,426,576	$—

5.   Investment in JWH Master:

The Advisor trades a portion of the assets allocated to the Advisor directly, in accordance with the systematic JWH Diversified Plus Program. On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master, a limited liability company organized under the laws of the State of New York. The Partnership purchased 28,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2010.

JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. JWH Master engages in such trading through commodity brokerage accounts maintained by CGM.

A limited partner/non-managing member may withdraw all or part of their redeemable capital contributions and undistributed profits, if any, from JWH Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”), after a request for redemption has been made to the General Partner/non-managing member at least 3 days in advance of the Redemption date. The Unit of Member Interest is classified as a liability when the limited partner/non-managing member elects to redeem and informs JWH Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and NFA fees (collectively, the “clearing fees”) are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

At June 30, 2010, the Partnership owned approximately 79% of JWH Master. At December 31, 2009, the Partnership owned approximately 79.8% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected. JWH Master’s Statements of Financial Condition. Condensed Schedule of Investments and Statements of Income and Expenses and Changes in Member’s Capital are included herein.
The Master’s Statements of Financial Condition and Condensed Schedule of Investments as of June 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2010 and 2009 are presented below:
JWH Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$46,954,832	$52,728,434
Cash margin	4,920,692	3,594,053
Net unrealized appreciation on open futures contracts	2,663,686	637,268

Total assets	$54,539,210	$56,959,755

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$18,143	$26,739

Total liabilities	18,143	26,739

Members’ Capital:
Members’ Capital, 21,372.2078 and 23,163.2996 Units of Member Interest outstanding at June 30, 2010 and December 31, 2009, respectively	54,521,067	56,933,016

Total liabilities and members’ capital	$54,539,210	$56,959,755

Net asset value per Unit of Member Interest	$2,551.03	$2,457.90

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

JWH Master Fund LLC
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	144	$234,337	0.43%
Interest Rates U.S.	448	957,988	1.76
Interest Rates Non-U.S.	301	591,221	1.08
Metals	194	472,870	0.87
Softs	346	399,460	0.73

Total futures contracts purchased		2,655,876	4.87

Futures Contracts Sold
Currencies	76	(241,300)	(0.44)
Energy	131	119,408	0.22
Grains	388	72,062	0.13
Indices	30	57,640	0.11

Total futures contracts sold		7,810	0.02

Total fair value		$2,663,686	4.89%

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
JWH Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$4,255,450	$(1,401,576)	$20,609	$(2,803,978)
Change in net unrealized gains (losses) on open contracts	89,664	728,626	2,026,418	(3,084,151)

Gain (loss) from trading, net	4,345,114	(672,950)	2,047,027	(5,888,129)
Interest income	13,982	14,570	20,668	31,604

Total income (loss)	4,359,096	(658,380)	2,067,695	(5,856,525)

Expenses:
Clearing fees	27,690	18,776	44,098	32,526
Professional fees	35,021	14,560	54,212	27,345

Total expenses	62,711	33,336	98,310	59,871

Net income (loss)	4,296,385	(691,716)	1,969,385	(5,916,396)
Additions	763,200	4,444,500	1,111,200	6,812,500
Redemptions	(3,504,287)	(6,504,311)	(5,471,866)	(18,893,143)
Distribution of interest income to feeder funds	(13,982)	(14,570)	(20,668)	(31,604)

Net increase (decrease) in Members’ Capital	1,541,316	(2,766,097)	(2,411,949)	(18,028,643)
Members’ Capital, beginning of period	52,979,751	71,075,712	56,933,016	86,338,258

Members’ Capital, end of period	$54,521,067	$68,309,615	$54,521,067	$68,309,615

Net asset value per Unit of Member Interest (21,372.2078 and 24,552.2405 units of Member Interest outstanding at June 30, 2010 and 2009, respectively)	$2,551.03	$2,782.22	$2,551.03	$2,782.22

Net income (loss) per Unit of Member Interest	$194.97	$(31.87)	$94.06	$(236.28)

Weighted average units outstanding	22,436.0353	25,496.1390	22,734.0656	26,336.8342

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

     JWH Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of nonexchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	06/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$2,663,686	$2,663,686	$—	$—

Total assets	2,663,686	2,663,686	—	—

Total fair value	$2,663,686	$2,663,686	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$637,268	$637,268	$—	$—

Total assets	637,268	637,268	—	—

Total fair value	$637,268	$637,268	$—	$—

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
Financial Highlights of JWH Master:
Changes in the net asset value per Unit of Member Interest for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$195.94	$(31.87)	$95.58	$(236.45)
Interest income	0.63	0.59	0.93	1.26
Expenses **	(1.60)	(0.59)	(2.45)	(1.09)

Increase (decrease) for the period	194.97	(31.87)	94.06	(236.28)
Distribution of interest income to feeder funds	(0.63)	(0.59)	(0.93)	(1.26)
Net asset value per Unit of Member Interest, beginning of period	2,356.69	2,814.68	2,457.90	3,019.76

Net asset value per Unit of Member Interest, end of period	$2,551.03	$2,782.22	$2,551.03	$2,782.22

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.4)%	(0.1)%	(0.3)%	(0.1)%

Operating expense	0.5%	0.2%	0.4%	0.2%

Total return	8.3%	(1.1)%	3.8%	(7.8)%

***	Annualized.

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period.
Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

JWH Master adopted ASC 815, Derivatives and Hedging as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Members’ Capital.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The following tables indicate JWH Master’s fair values of derivative instruments of futures contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

June 30, 2010
Assets
Futures Contracts
Currencies	$234,337
Energy	140,108
Grains	116,812
Indices	57,640
Interest Rates U.S.	957,988
Interest Rates Non-U.S.	647,435
Metals	519,840
Softs	517,980

Total unrealized appreciation on open futures contracts	$3,192,140

Liabilities
Futures Contracts
Currencies	$(241,300)
Energy	(20,700)
Grains	(44,750)
Interest Rates Non-U.S.	(56,214)
Metals	(46,970)
Softs	(118,520)

Total unrealized depreciation on open futures contracts	$(528,454)

Net unrealized appreciation on open futures contracts	$2,663,686 *

December 31, 2009
Assets
Futures Contracts
Currencies	$135,325
Grains	45,050
Indices	162,509
Interest Rates U.S.	23,812
Softs	799,918

Total unrealized appreciation on open futures contracts	$1,166,614

Liabilities
Futures Contracts
Currencies	$(17,262)
Energy	(220,532)
Grains	(118,488)
Interest Rates Non-U.S.	(169,314)
Softs	(3,750)

Total unrealized depreciation on open futures contracts	$(529,346)

Net unrealized appreciation on open futures contracts	$637,268 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
The following tables indicate JWH Master’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2010 and 2009.

	Three Months	Three Months		Six Months	Six Months
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading		Gain (loss) from trading	Gain (loss) from trading
Currencies	$1,058,720	$(58,802)		$1,742,762	$(2,448,981)
Energy	(1,068,686)	176,649		(1,940,042)	484,813
Grains	(660,176)	(11,016)		(644,537)	(496,501)
Indices	(305,778)	440,795		(432,378)	425,009
Interest Rates U.S.	1,896,270	(438,308)		1,613,358	(1,568,020)
Interest Rates Non-U.S.	2,507,225	(662,243)		2,551,169	(1,143,376)
Softs	26,024	450,440		862,340	(127,438)
Metals	891,515	(570,465)		(1,705,645)	(1,013,635)

Total	$4,345,114 ***	$(672,950	)***	$2,047,027 ***	$(5,888,129	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Member’s Capital.

6.	Financial Instrument Risks:

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and JWH Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and JWH Master are exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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
June 30, 2010
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

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of nonexchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.   The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin’’) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustments or disclosure in the financial statements.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts, net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Partnership capital decreased 6.4% from $53,461,385 to $50,036,777. This decrease was attributable to net loss from operations of $842,119, coupled with the redemption of 2,706.0727 Redeemable Units totaling $3,671,489, and 109.0964 General Partner unit equivalents totaling $150,000, which was partially offset by the addition of 912.7447 Redeemable Units totaling $1,239,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of its members increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemption of Unit of Member Interest and distributions of profits if any.

For the six months ended June 30, 2010, JWH Master’s capital decreased 4.2% from $56,933,016 to $54,521,067. This decrease was attributable to the redemption of 2,251.8583 Units of Member Interest totaling $5,471,866 and distribution of interest income to feeder funds totaling $20,668, which was partially offset by a net income from operations of $1,969,385 coupled with the additional sales of 460.7665 Units of Member Interest totaling $1,111,200. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of nonexchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended June 30, 2010, and December 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.   The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin’’) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Results of Operations
     During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit increased 4.6% from $1,328.02 to $1,388.80 as compared to a decrease of 3.5% in the second quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $3,332,195. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, livestock, softs and indices. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2009 of $1,061,060. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in energy, indices and softs.
     Equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ abilities to maintain unprecedented deficit spending programs. The Partnership was profitable in currencies, interest rates and metals, whereas losses were seen in energy, grains, agricultural softs and equity indices.
     In currencies, gains were primarily driven by the Euro and Swiss Franc. In response to falling confidence in the integrity of the European Union, the Euro fell sharply in comparison to the U.S. Dollar. The Partnership was also profitable in U.S. and non-U.S. interest rates, as the flight to quality caused the yields on treasury notes to decrease. Both the U.S. Treasuries and the German Government Bonds were perceived as temporary safe havens in comparison to other assets. In metals, the Partnership was profitable mostly from precious metals with some offsetting losses from industrial metals. Gold seemed to establish a bullish trend in response to the debt crisis whereas the industrial metals plunged on concerns of lower economic growth.
     In the energy sector, losses were recorded mostly in crude oil, natural gas and heating oil. As the cost of risk increased due to the sovereign debt crisis, the prices for crude oil fell. In grains, the Partnership registered losses mainly from the soybean complex and wheat. In the equity indices, the Partnership recorded losses as the equity markets sold off on concerns over the sovereign debt crisis brewing in the European Union.
     During the Partnership’s six months ended June 30, 2010 the net asset value per Redeemable Unit decreased 1.5% from $1,409.43 to $1,388.80 as compared to a decrease of 11.1% in the second quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees for the six months ended June 30, 2010 of $1,278,834. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and softs and were partially offset by losses in energy, grains, livestock, metals and indices. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2009 of $5,870,984. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, softs and metals and were partially offset by gains in energy, livestock and indices.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the potential profit or loss. The profitability of the Partnership and JWH Master depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master) brokerage account was earned at the monthly average of the 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s or JWH Master assets in 90-day Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and six months ended June 30, 2010 decreased by $1,565 and $12,997, respectively, as compared to the corresponding periods in 2009. The decrease is due to lower U.S. Treasury bill rates, during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and six months ended June 30, 2010 decreased by $245,413 and $637,623, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees and clearing fees is due to lower average adjusted net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2010 decreased by $91,784 and $234,718, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first table indicates the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of June 30, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010. As of June 30, 2010, the Partnership’s total capitalization was $50,036,777.
June 30, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$466,000	0.93%
Energy	446,298	0.89%
Grains	421,657	0.84%
Interest Rates U.S.	502,464	1.00%
Interest Rates Non-U.S.	558,629	1.12%
Livestock	6,400	0.01%
Metals	763,062	1.53%
Softs	349,650	0.70%
Indices	164,285	0.33%

Total	$3,678,445	7.35%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in JWH Master’s by market category as of June 30, 2010 and the highest, lowest and average values at any point during the three months ended June 30, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2010 the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor, was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$71,000	0.14%	$167,600	$63,720	$93,607
Energy	78,750	0.15%	105,500	41,450	80,950
Grains	33,925	0.07%	57,750	16,352	32,609
Interest Rates U.S.	54,850	0.11%	55,700	12,896	52,933
Interest Rates Non -U.S.	69,999	0.14%	91,402	57,110	75,831
Livestock	6,400	0.01%	13,600	6,400	10,933
Metals	89,069	0.18%	94,716	20,753	79,958
Softs	45,500	0.09%	64,700	39,600	50,753
Indices	59,821	0.12%	128,562	51,527	81,839

Totals	$509,314	1.01%

*	Average of month-end Values at Risk.

As of June 30, 2010, JWH Master’s total capitalization was $54,521,067. The Partnership owned approximately 79.0% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$500,000	0.92%	$1,084,800	$308,000	$625,067
Energy	465,250	0.85%	941,200	203,450	719,083
Grains	490,800	0.90%	568,100	46,800	411,992
Interest Rates U.S.	566,600	1.04%	574,800	60,068	485,583
Interest Rates Non -U.S.	618,519	1.13%	899,137	564,418	752,860
Metals	853,156	1.57%	1,003,156	489,844	859,655
Softs	385,000	0.71%	711,240	292,740	525,493
Indices	132,233	0.24%	285,528	100,711	225,450

Total	$4,011,558	7.36%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.	Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2010, there were additional sales of 706.0079 Redeemable Units totaling $954,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investor’s as described in Regulation D, as well as to a small number of persons who are non-accredited investor’s.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2010 - April 30, 2010	334.5564	$1,362.41	N/A	N/A
May 1, 2010 - May 31, 2010	1,524.3975	$1,374.93	N/A	N/A
June 1, 2010 - June 30, 2010	61.0024	$1,388.80	N/A	N/A
Total	1,919.9563	$1,373.19

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6. Exhibits
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).
(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2008, dated June 5, 2008 (filed as Exhibit 10.14 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
(c)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2009, dated June 9, 2009 (filed Exhibit 10.3(c) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)
32.1	– Section 1350 Certification (Certification of President and Director)
32.2	– Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT JWH FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date: August 16, 2010