Form 10-Q
period 2010-09-30
WESTPORT JWH FUTURES FUND LP
filed 2010-11-12
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes     No X

As of October 31, 2010, 36,169.1238 Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements including the Financial Statements of JWH Master Fund LLC (unaudited)	7 – 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 – 27

Item 4.	Controls and Procedures	28

PART II — Other Information		29 - 32

Exhibits

Ex. 31.1 Certification Ex. 31.2 Certification Ex. 32.1 Certification Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.
Statements of Financial Condition
	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Investment in JWH Master, at fair value	$48,228,652	$45,426,576
Equity in trading account:
Cash	6,345,391	7,806,822
Cash margin	811,050	657,666
Net unrealized appreciation on open futures contracts	503,646	133,994
Net unrealized appreciation on open forward contracts	42,461	97,594

	55,931,200	54,122,652
Interest receivable	540	94

Total assets	$55,931,740	$54,122,746

Liabilities and Partners’ Capital

Liabilities:
Accrued expenses:
Brokerage fees	$256,354	$248,063
Management fees	92,704	89,629
Other	52,933	97,540
Redemptions payable	152,939	226,129

Total liabilities	554,930	661,361

Partners’ Capital:
General Partner, 400.0879 and 509.1843 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	610,326	717,660
Limited Partners, 35,901.1698 and 37,421.9094 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	54,766,484	52,743,725

Total partners’ capital	55,376,810	53,461,385

Total liabilities and partners’ capital	$55,931,740	$54,122,746

Net asset value per unit	$1,525.48	$1,409.43

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	36	$56,350	0.10%
Grains	38	143,099	0.26
Indices	30	29,481	0.05
Interest Rates U.S.	41	1,994	0.00 *
Interest Rates Non-U.S.	50	68,046	0.12
Livestock	8	(3,010)	(0.00)*
Metals	6	68,982	0.13
Softs	26	179,105	0.32

Total futures contracts purchased		544,047	0.98

Futures Contracts Sold
Energy	30	(35,733)	(0.06)
Indices	1	(4,668)	(0.01)

Total futures contracts sold		(40,401)	(0.07)

Unrealized Appreciation on Open Forward Contracts
Metals	15	79,313	0.14

Total unrealized appreciation on open forward contracts		79,313	0.14

Unrealized depreciation on open forward contracts
Metals	6	(36,852)	(0.06)

Total unrealized depreciation on open forward contracts		(36,852)	(0.06)

Investment in JWH Master		48,228,652	87.09

Total fair value		$48,774,759	88.08%

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

Westport JWH Futures Fund L.P.
Statements of Income and Expenses and Changes in Partner’s Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	$(22,057)	$60,488	$(315,497)	$(236,247)
Net realized gains (losses) on investment in JWH Master	3,000,133	(6,608,823)	2,990,223	(9,185,382)
Change in net unrealized gains (losses) on open contracts	355,380	324,178	314,519	48,552
Change in net unrealized gains (losses) on investment in JWH Master	2,747,915	2,740,574	4,370,960	18,510

Gain (loss) from trading, net	6,081,371	(3,483,583)	7,360,205	(9,354,567)
Interest income	1,988	2,005	4,893	6,635
Interest income from JWH Master	11,817	11,350	27,437	38,242

Total income (loss)	6,095,176	(3,470,228)	7,392,535	(9,309,690)

Expenses:
Brokerage fees including clearing fees	752,990	842,426	2,198,479	2,925,538
Management fees	265,110	298,718	772,766	1,041,092
Other	91,508	76,097	277,841	240,747

Total expenses	1,109,608	1,217,241	3,249,086	4,207,377

Net income (loss)	4,985,568	(4,687,469)	4,143,449	(13,517,067)
Additions – Limited Partners	1,415,700	450,000	2,654,700	3,815,000
Additions – General Partner	—	—	—	200,000
Redemptions – Limited Partners	(1,061,235)	(2,970,645)	(4,732,724)	(14,826,828)
Redemptions – General Partner	—	—	(150,000)	—

Net increase (decrease) in Partners’ Capital	5,340,033	(7,208,114)	1,915,425	(24,328,895)
Partners’ Capital, beginning of period	50,036,777	65,270,121	53,461,385	82,390,902

Partners’ Capital, end of period	$55,376,810	$58,062,007	$55,376,810	$58,062,007

Net asset value per unit (36,301.2577 and 38,579.4908 units outstanding at September 30, 2010 and 2009, respectively)	$1,525.48	$1,505.00	$1,525.48	$1,505.00

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$136.68	$(116.39)	$116.05	$(317.83)

Weighted average units outstanding	36,497.5175	39,569.4517	37,140.9871	42,195.2369

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

1.	General:

Westport JWH Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts and forward contracts. The sectors traded include energy, currencies, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, directly, and through its investment in JWH Master Fund LLC (“JWH Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2010, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$146.07	$(107.25)	$143.47	$(288.56)
Interest income	0.38	0.33	0.87	1.06
Expenses **	(9.77)	(9.47)	(28.29)	(30.33)

Increase (decrease) for the period	136.68	(116.39)	116.05	(317.83)
Net asset value per unit, beginning of period	1,388.80	1,621.39	1,409.43	1,822.83

Net asset value per unit, end of period	$1,525.48	$1,505.00	$1,525.48	$1,505.00

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.4)%	(7.9)%	(8.4)%	(8.0)%

Operating expense	8.5%	8.0%	8.5%	8.1%
Incentive fees	—%	—%	—%	—%

Total expenses	8.5%	8.0%	8.5%	8.1%

Total return:
Total return before incentive fees	9.8%	(7.2)%	8.2%	(17.4)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	9.8%	(7.2)%	8.2%	(17.4)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and JWH Master and CGM give the Partnership and JWH Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Codification of Accounting Standards (“ASC”) 210, Balance Sheet, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the three months ended September 30, 2010 and 2009 were 237 and 231, respectively. The average number of futures contracts traded for the nine months ended September 30, 2010 and 2009, were 248 and 192, respectively. The average number of metal forward contracts traded for the three months ended September 30, 2010 and 2009 were 24 and 41, respectively. The average number of metal forward contracts traded for the nine months ended September 30, 2010 and 2009, were 23 and 28, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.
The following tables indicate the Partnership’s fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

Assets
Futures Contracts	September 30, 2010
Currencies	$56,350
Energy	26,500
Grains	143,099
Indices	36,184
Interest Rates U.S.	10,056
Interest Rates Non-U.S.	86,655
Metals	68,983
Softs	179,105

Total unrealized appreciation on open futures contracts	$606,932

Liabilities
Futures Contracts
Energy	$(62,233)
Indices	(11,371)
Interest Rates U.S.	(8,063)
Interest Rates Non-U.S.	(18,609)
Livestock	(3,010)

Total unrealized depreciation on open futures contracts	$(103,286)

Net unrealized appreciation on open futures contracts	$503,646 *

Assets
Forward Contracts	September 30, 2010
Metals	$79,313

Total unrealized appreciation on open forward contracts	$79,313

Liabilities
Forward Contracts
Metals	$(36,852)

Total unrealized depreciation on open forward contracts	(36,852)

Net unrealized appreciation on open forward contracts	$42,461 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$31,581	$144,550	$49,757	$(195,364)
Energy	(134,318)	(78,118)	(310,907)	18,793
Grains	74,628	(109,345)	(29,836)	(109,585)
Interest Rates U.S.	166,788	4,761	317,804	(126,900)
Interest Rates Non-U.S.	162,548	24,633	501,752	(9,756)
Indices	(128,862)	181,574	(308,027)	220,970
Livestock	16,630	12,840	11,810	14,470
Metals	(38,244)	177,965	(153,078)	65,492
Softs	182,572	25,806	(80,253)	(65,815)

Total	$333,323	$384,666	$(978)	$(187,695)

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Partnership’s and JWH Master’s Fair Value Measurements.  The Partnership and JWH Master adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and JWH Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (or other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	09/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$503,646	$503,646	$—	$—
Forwards	42,461	42,461	—	—

Investment in JWH Master	48,228,652	—	48,228,652	—

Total assets	$48,774,759	$546,107	$48,228,652	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$97,594	$97,594	$—	$—
Futures	133,994	133,994	—	—
Investment in JWH Master	45,426,576	—	45,426,576	—

Total assets	$45,658,164	$231,588	$45,426,576	—

Total fair value	$45,658,164	$231,588	$45,426,576	$—

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2010.

JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. JWH Master engages in such trading through commodity brokerage accounts maintained by CGM.

A limited partner/non-managing member may withdraw all or part of its redeemable capital contributions and undistributed profits, if any, from JWH Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”), after a request for redemption has been made to the General Partner/non-managing member at least 3 days in advance of the Redemption date. The Unit of Member Interest is classified as a liability when the limited partner/non-managing member elects to redeem and informs JWH Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and NFA fees (collectively, the “clearing fees”) are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

At September 30, 2010, the Partnership owned approximately 80.5% of JWH Master. At December 31, 2009, the Partnership owned approximately 79.8% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.
The Master’s Statements of Financial Condition and Condensed Schedule of Investments as of September 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2010 and 2009 are presented below:
JWH Master Fund LLC
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$47,006,041	$52,728,434
Cash margin	6,816,142	3,594,053
Net unrealized appreciation on open futures contracts	6,147,031	637,268

Total assets	$59,969,214	$56,959,755

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$51,774	$26,739

Total liabilities	51,774	26,739

Members’ Capital:
Members’ Capital, 20,724.1361 and 23,163.2996 Units of Member Interest outstanding at September 30, 2010 and December 31, 2009, respectively	59,917,440	56,933,016

Total liabilities and members’ capital	$59,969,214	$56,959,755

Net asset value per Unit of Member Interest	$2,891.19	$2,457.90

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

JWH Master Fund LLC
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	496	$1,120,100	1.87%
Energy	44	28,635	0.05
Grains	304	1,527,863	2.55
Indices	36	15,490	0.03
Interest Rates U.S.	419	30,334	0.05
Interest Rates Non-U.S.	218	176,411	0.29
Metals	224	2,122,580	3.54
Softs	442	1,050,979	1.76

Total futures contracts purchased		6,072,392	10.14

Futures Contracts Sold
Energy	46	116,650	0.19
Indices	10	(42,011)	(0.07)

Total futures contracts sold		74,639	0.12

Total fair value		$6,147,031	10.26%

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
JWH Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$3,722,007	$(7,994,245)	$3,742,616	$(10,798,223)
Change in net unrealized gains (losses) on open contracts	3,483,345	3,349,457	5,509,763	265,306

Gain (loss) from trading, net	7,205,352	(4,644,788)	9,252,379	(10,532,917)
Interest income	15,633	14,381	36,301	45,985

Total income (loss)	7,220,985	(4,630,407)	9,288,680	(10,486,932)

Expenses:
Clearing fees	21,826	17,901	65,924	50,427
Professional fees	33,631	4,185	87,843	31,530

Total expenses	55,457	22,086	153,767	81,957

Net income (loss)	7,165,528	(4,652,493)	9,134,913	(10,568,889)
Additions	1,132,560	1,666,000	2,243,760	8,478,500
Redemptions	(2,886,082)	(4,073,470)	(8,357,948)	(22,966,613)
Distribution of interest income to feeder funds	(15,633)	(14,381)	(36,301)	(45,985)

Net increase (decrease) in Members’ Capital	5,396,373	(7,074,344)	2,984,424	(25,102,987)
Members’ Capital, beginning of period	54,521,067	68,309,615	56,933,016	86,338,258

Members’ Capital, end of period	$59,917,440	$61,235,271	$59,917,440	$61,235,271

Net asset value per Unit of Member Interest (20,724.1361 and 23,642.6583 Units of Member Interest outstanding at September 30, 2010 and 2009, respectively)	$2,891.19	$2,590.03	$2,891.19	$2,590.03

Net income (loss) per Unit of Member Interest	$340.90	$(191.59)	$434.96	$(427.87)

Weighted average units outstanding	21,522.4463	24,471.0597	22,330.1925	25,714.9094

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

     JWH Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	09/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$6,147,031	$6,147,031	$—	$—

Total assets	6,147,031	6,147,031	—	—

Total fair value	$6,147,031	$6,147,031	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$637,268	$637,268	$—	$—

Total assets	637,268	637,268	—	—

Total fair value	$637,268	$637,268	$—	$—

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
Financial Highlights of JWH Master:
Changes in the net asset value per Unit of Member Interest for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$341.76	$(192.01)	$437.34	$(428.46)
Interest income	0.74	0.60	1.67	1.86
Expenses **	(1.60)	(0.18)	(4.05)	(1.27)

Increase (decrease) for the period	340.90	(191.59)	434.96	(427.87)
Distribution of interest income to feeder funds	(0.74)	(0.60)	(1.67)	(1.86)
Net asset value per Unit of Member Interest, beginning of period	2,551.03	2,782.22	2,457.90	3,019.76

Net asset value per Unit of Member Interest, end of period	$2,891.19	$2,590.03	$2,891.19	$2,590.03

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009		2010	2009
Ratios to Average Net Assets:***
Net investment income (loss)****	(0.3)%	(0.0	)*****	(0.3)%	(0.1)

Operating expense	0.4%	0.1		0.4%	0.2

Total return	13.4%	(6.9)		17.7%	(14.2)

***	Annualized.

****	Interest income less total expenses (exclusive of incentive fees).

*****	Due to rounding.
The above ratios may vary for individual investors based on the timing of capital transactions during the period.
Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

JWH Master adopted ASC 815, Derivatives and Hedging, as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Members’ Capital.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The following tables indicate JWH Master’s fair values of derivative instruments of futures contracts as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

September 30, 2010
Assets
Futures Contracts
Currencies	$1,175,837
Energy	145,635
Grains	1,527,863
Indices	23,725
Interest Rates U.S.	87,650
Interest Rates Non-U.S.	256,613
Metals	2,122,580
Softs	1,090,996

Total unrealized appreciation on open futures contracts	$6,430,899

Liabilities
Futures Contracts
Currencies	$(55,737)
Energy	(350)
Indices	(50,246)
Interest Rates U.S.	(57,316)
Interest Rates Non-U.S.	(80,202)
Softs	(40,017)

Total unrealized depreciation on open futures contracts	$(283,868)

Net unrealized appreciation on open futures contracts	$6,147,031 *

December 31, 2009
Assets
Futures Contracts
Currencies	$135,325
Grains	45,050
Indices	162,509
Interest Rates U.S.	23,812
Softs	799,918

Total unrealized appreciation on open futures contracts	$1,166,614

Liabilities
Futures Contracts
Currencies	$(17,262)
Energy	(220,532)
Grains	(118,488)
Interest Rates Non-U.S.	(169,314)
Softs	(3,750)

Total unrealized depreciation on open futures contracts	$(529,346)

Net unrealized appreciation on open futures contracts	$637,268 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
The following tables indicate JWH Master’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2010 and 2009.

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$2,412,125	$(210,932)	$4,154,887	$(2,659,912)
Energy	(1,657,922)	(3,333,062)	(3,597,964)	(2,848,249)
Grains	1,629,264	(125,172)	984,727	(621,673)
Indices	(336,626)	(21,471)	(769,004)	403,538
Interest Rates U.S.	1,504,568	(1,010,666)	3,117,926	(2,578,687)
Interest Rates Non-U.S.	862,921	(483,054)	3,414,090	(1,626,430)
Softs	1,751,952	26,219	2,614,292	(101,554)
Metals	1,039,070	513,350	(666,575)	(499,950)

Total	$7,205,352 **	$(4,644,788)**	$9,252,379 **	$(10,532,917)**

**	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Member’s Capital.

6.	Financial Instrument Risks:

In the normal course of their business, the Partnership and JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

7. Critical Accounting Policies:

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

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

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2007.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.

Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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
Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”
8. Subsequent Event:
In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts and net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Partnership capital increased 3.6% from $53,461,385 to $55,376,810. This increase was attributable to net income from operations of $4,143,449, coupled with the addition of 1,923.4096 Redeemable Units totaling $2,654,700, which was partially offset by the redemption of 3,444.1492 Redeemable Units totaling $4,732,724, and 109.0964 General Partner unit equivalents totaling $150,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of its members increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemption, of Units of Member Interest and distributions of profits if any.

For the nine months ended September 30, 2010, JWH Master’s capital increased 5.2% from $56,933,016 to $59,917,440. This increase was attributable to a net income from operations of $9,134,913 coupled with the additional sales of 897.5477 Units of Member Interest totaling $2,243,760 which was partially offset by the redemption of 3,336.7112 Units of Member Interest totaling $8,357,948 and distribution of interest income to feeder funds totaling $36,301. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended September 30, 2010, and December 31, 2009, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Results of Operations
     During the Partnership’s third quarter of 2010, the net asset value per unit increased 9.8% from $1,388.80 to $1,525.48 as compared to a decrease of 7.2% in the third quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $6,081,371. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, grains, livestock, softs, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy and indices. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2009 of $3,483,583. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by gains in livestock, metals, softs and indices.
     Global financial markets recovered during the third quarter of 2010, most notably during September. Equities bounced from the lowest levels of the year to reach new highs. Currencies reflected the renewed global growth thesis as the currencies of emerging countries and commodity exporting countries strengthened considerably compared to other developed country currencies. However, interest rates have remained in a downward trend reflecting the general preference for lower risk assets even as appetite began to rise for higher risk assets.
     The Partnership was profitable in currencies, the agricultural sector, interest rates and metals while recording losses in the energy sector and equity indices.
     In Currencies, some of the biggest gains were registered in Japanese Yen as it strengthened considerably compared to the U.S. dollar. Several countries, most notably Japan and Brazil intervened in the currency markets, trying to artificially weaken their respective currencies. However this fundamental intervention did not appear to be very effective as these currencies resumed the trend soon after the intervention. In the agricultural sector, some of the biggest gains were registered in soybeans and cotton. As bullish trends began to emerge in these two products, the Partnership was positioned well to capitalize on the trends. Interest rates contributed to gains as yields continued to remain at their lowest levels, primarily due to slower growth in global economies reflected by data such as unemployment. Global central banks discussed the possibility of Quantitative Easing to jump start the economies. In metals, gold and silver reached new highs as safe havens and also partly because of the weakening U.S. dollar.
     The energy sector has been very difficult to trade in the current quarter. Crude Oil and its derivative products have been range bound, yet volatile, reflecting the general ambiguity in the markets about the global economic growth. Equity indices also contributed to losses as the Partnership was whipsawed by intra quarter volatility.
     During the Partnership’s nine months ended September 30, 2010 the net asset value per unit increased 8.2% from $1,409.43 to $1,525.48 as compared to a decrease of 17.4% in the third quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2010 of $7,360,205. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, grains, livestock, U.S. and non-U.S. interest rates, and softs and were partially offset by losses in energy, metals and indices. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2009 of $9,354,567. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, softs and metals and were partially offset by gains in livestock and indices.

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

Interest income on 80% of the daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master) brokerage account was earned at the monthly average of the 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s or JWH Master assets in 90-day Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2010 increased by $450 and decreased $12,547, respectively, as compared to the corresponding periods in 2009. The increase in interest income is due to higher U.S. Treasury bill rates, during the three months ended September 30, 2010, as compared to the corresponding period in 2009. The decrease in interest income is due to lower U.S. Treasury bill rates, during the nine months ended September 30, 2010, as compared to the corresponding period in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2010 decreased by $89,436 and $727,059, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees and clearing fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased by $33,608 and $268,326, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first table indicates the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of September 30, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010. As of September 30, 2010, the Partnership’s total capitalization was $55,376,810.
September 30, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,238,952	2.24%
Energy	350,587	0.63%
Grains	428,066	0.77%
Interest Rates U.S.	488,551	0.88%
Interest Rates Non-U.S.	667,986	1.21%
Livestock	6,800	0.01%
Metals	896,209	1.62%
Softs	682,853	1.23%
Indices	229,090	0.42%

Total	$4,989,094	9.01%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments through JWH Master by market category as of September 30, 2010 and the highest, lowest and average values at any point during the three months ended September 30, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2010 the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor, was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$106,800	0.19%	$108,600	$58,028	81,713
Energy	109,280	0.20%	112,000	46,674	100,853
Grains	48,750	0.09%	51,550	5,500	39,758
Interest Rates U.S.	58,600	0.11%	60,950	54,850	59,133
Interest Rates Non -U.S.	102,588	0.18%	102,588	71,176	84,905
Livestock	6,800	0.01%	6,800	4,900	5,533
Metals	83,845	0.15%	93,240	49,115	75,388
Softs	75,400	0.14%	76,200	22,800	69,583
Indices	111,963	0.20%	129,367	56,541	88,805

Totals	$704,026	1.27%

*	Average of month-end Values at Risk.

As of September 30, 2010, JWH Master’s total capitalization was $59,917,440. The Partnership owned approximately 80.5% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,406,400	2.35%	$1,406,400	$50,000	$1,164,100
Energy	299,760	0.50%	813,000	198,450	542,687
Grains	471,200	0.79%	828,400	21,645	602,633
Interest Rates U.S.	534,100	0.89%	624,600	441,300	582,367
Interest Rates Non -U.S.	702,358	1.17%	784,708	356,336	609,295
Metals	1,009,148	1.68%	1,009,148	161,538	642,516
Softs	754,600	1.26%	768,800	268,000	552,467
Indices	145,499	0.24%	264,209	121,497	175,849

Total	$5,323,065	8.88%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.	Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2010, there were additional sales of 1,010.6649 Redeemable Units totaling $1,415,700. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D, as well as to a small number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2010 - July 31, 2010	229.2402	$1,373.22	N/A	N/A
August 1, 2010 - August 31, 2010	408.5799	$1,452.59	N/A	N/A
September 1, 2010 - September 30, 2010	100.2564	$1,525.48	N/A	N/A
Total	738.0765	$1,437.84

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6. Exhibits
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).
(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2008, dated June 5, 2008 (filed as Exhibit 10.14 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
(c)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2009, dated June 9, 2009 (filed Exhibit 10.3(c) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).
10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)
32.1	– Section 1350 Certification (Certification of President and Director)
32.2	– Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT JWH FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date: November 12, 2010