Form 10-K
period 2010-12-31
WESTPORT JWH FUTURES FUND LP
filed 2011-03-31
CIK 1037189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
c/o Ceres Managed Futures LLC
522 Fifth Avenue - 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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
Yes                No   X
Limited Partnership Redeemable Units with an aggregate value of $68,452,760 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February, 2011, 37,334.6372 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General development of business. Westport JWH Futures Fund L.P., (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs. The Partnership commenced trading operations on August 1, 1997. The commodity interests that are traded by the Partnership directly, and through its investment in JWH Master Fund LLC (“JWH Master”) JWH Master are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997 (commencement of the offering period). Beginning May 30, 1997, 120,000 redeemable units of limited partnership interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 Redeemable per unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $404,000 to the Partnership’s trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately continues to offer up to 200,000 Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 32 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (as defined below).
     The Partnership’s trading of futures, forward and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profit, if any, net of distributions.
     The General Partner has agreed to make capital contributions, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of the Partnership income, gain, loss deduction or credit and (2) the greater of (i) 1% of the partners’ contributions or (ii) $25,000. As of December 31, 2008, the General Partner’s interest was less than 1% of the partners’ contributions. At December 31, 2009, the General Partner increased its interest to greater than 1% of the partners’ contributions. The Partnership will be liquidated upon the first of the following to occur: December 31, 2017; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).
     On January 2, 2008, 80% of the assets allocated to John W. Henry & Company, Inc. (“JWH” or the “Advisor”) for trading were invested in JWH Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by JWH Master using the Global Analytics Program, a proprietary systematic trading system, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on Page 8, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing member of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading program discussed above during the year ended December 31, 2010.
     JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. The Partnership and JWH Master engage in such trading through a commodity brokerage account maintained with CGM.

     A non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from JWH Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units of Member Interest are classified as a liability when the non-managing member elects to redeem and informs JWH Master.
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) are borne by the Partnership, and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
For the period January 1, 2010 through December 31, 2010, the approximate average market sector distribution for the Partnership was as follows:

*   Due to rounding
     As of December 31, 2010 and 2009 the Partnership owned approximately 78.7% and 79.8%, respectively, of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. It is JWH’s intention to invest the assets allocated by the Partnership in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.
     The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor which will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.
     Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon 30 days written notice by either party.
     The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, as defined in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 5.25% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. CGM also pays a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership directly, and through its investment in JWH Master pays for clearing fees. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreements between the Partnership and CGM and JWH Master and CGM gives the Partnership and JWH Master the legal right to net unrealized gains and losses. The Customer Agreements may be terminated upon notice by either party.

     (b) Financial information about segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2010 was $64,695,711.
     (c) Narrative description of business.
See Paragraphs (a) and (b) above.
(i) through (xii) — Not applicable.
(xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long-lived assets, and therefore this item is not applicable.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage fees and management fees. Fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.
An investor’s ability to redeem units is limited.
     An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.
Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership/JWH Master commodity broker are affiliates;

2.	The Advisor, the Partnership/JWH Master commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.
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
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
      The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
      On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
      The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
     (b) Holders. The number of holders of Redeemable Units of limited partnership interest as of December 31, 2010 was 916.
     (c) Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None.
     (e) Performance Graph. Not applicable.
     (f)  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2010, there were additional subscriptions of 3,467.3878 Redeemable Units totaling $5,112,093. For the twelve months ended December 31, 2009, there were additional subscriptions of 2,699.3293 Redeemable Units totaling $4,610,000 and General Partner contribution representing 118.9902 unit equivalents totaling $200,000. For the twelve months ended December 31, 2008, there were additional subscriptions of 6,833.5420 Redeemable Units totaling $8,989,000. The Redeemable Units were issued in reliance upon applicable exceptions from registration under section 4(2) of the Securities Act of 1933, as amended, and section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investor’s as described in Regulation D.
     Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and forward contracts.
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 — October 31, 2010	275.0836	$1,662.87	N/A	N/A
November 1, 2010 — November 30, 2010	307.2553	$1,593.99	N/A	N/A
December 1, 2010 — December 31, 2010	103.8631	$1,741.05	N/A	N/A
	686.2020	$1,643.86

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) and investment in JWH Master net of brokerage fees (including clearing fees) of $3,068,973, $3,732,225, $3,718,766, $4,039,869, and $7,233,501, respectively	$13,570,968	$(15,515,478)	$45,239,581	$(8,856,409)	$(26,458,364)

Total interest income	46,971	48,212	606,059	2,591,466	4,756,761

	$13,617,939	$(15,467,266)	$45,845,640	$(6,264,943)	$(21,701,603)

Net income (loss)	$12,132,978	$(17,124,177)	$42,283,338	$(7,961,661)	$(24,393,333)

Increase (decrease) in net asset value per unit	$331.62	$(413.40)	$866.02	$(78.67)	$(226.91)

Net asset value per unit	$1,741.05	$1,409.43	$1,822.83	$956.81	$1,035.48

Total assets	$65,406,314	$54,122,746	$88,634,325	$49,479,294	$107,005,810

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Partnership and through its investment in JWH Master, aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership and JWH Master may employ futures and forward contracts in those markets.
     The General Partner manages all business of the Partnership and JWH Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to JWH. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships and JWH Master operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership and JWH Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
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

     As of December 31, 2010, the Partnership’s assets were allocated among the JWH programs as follows:

Percentage
Allocation in the
Partnership as of
December 31, 2010
Broadly Diversified Programs
• JWH Global Analytics®	87%
• JWH Diversified Plus	13%
     The allocation of assets among the investment programs, as well as the selection of the programs used, is dynamic. While JWH’s individual investment programs are technical, also known as systematic, trend-following programs, the selection of programs as well as the allocation of assets among the programs are entirely discretionary.
     As a managed futures Partnership, the Partnership’s and JWH Master’s performance is dependent upon the successful trading of the Partnership’s and JWH Master’s Advisor to achieve the Partnership’s and JWH Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to ensure compliance with the Partnership’s and JWH Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s and JWH Master’s objectives. The Partnership’s assets are allocated to two JWH investment programs: Global Analytics and Diversified Plus. The allocation was 87% and 13%, respectively. The assets allocated to the Global Analytics program are traded through JWH Master Fund LLC, to invest in one trading vehicle. The assets allocated to the Diversified Plus Program are traded directly. During the period March 1, 2000 through December 31, 2007, JWH traded its Strategic Allocation Program on behalf of the Partnership. From the Partnership’s inception through February 29, 2000, JWH employed four of its programs in trading for the Partnership. The General Partner believes that the new allocations will be more reflective of the current trading environment.
For the period January 1, 2010 through December 31, 2010 average allocation by commodity market sector:
John W. Henry & Company, Inc

Currencies	20.50%
Energy	13.55%
Grains	8.67%
Interest Rates Non-U.S.	10.56%
Interest Rates U.S.	8.14%
Metals	12.90%
Softs	11.64%
Indices	12.55%
Livestock	1.49%
JWH Master Fund LLC

Currencies	19.04%
Energy	12.43%
Grains	12.26%
Interest Rates Non-U.S.	12.04%
Interest Rates U.S.	9.98%
Metals	16.52%
Softs	15.36%
Indices	2.37%
     (a) Liquidity.
     The Partnership does not engage in the sales of goods or services. Its assets are its (i) investment in JWH Master, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership/JWH Master follow certain trading policies, including:
(i)	The Partnership/JWH Master invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 ⅔% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/JWH Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/JWH Master does not employ the trading technique commonly known as “pyramiding,” which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/JWH Master does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/JWH Master. “Spread” and “straddle” describes a commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/JWH Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
      From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 9.7%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the JWH Master.
     In the normal course of business, the Partnership and JWH Master are, parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures and options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2010, there were additional sales of 3,467.3878 Redeemable Units totaling $5,112,093. For the year ended December 31, 2009, there were additional sales of 2,699.3293 Redeemable Units totaling $4,610,000 and General Partner’s contribution representing 118.9902 unit equivalents totaling $200,000. For the year ended December 31, 2008, there were additional sales of 6,833.5420 Redeemable Units totaling $8,989,000.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 4,130.3512 Redeemable Units were redeemed totaling $5,860,745 and 109.0964 General Partner unit equivalents totaling $150,000. For the year ended December 31, 2009, 10,086.7047 Redeemable Units were redeemed totaling $16,615,340. For the year ended December 31, 2008, 11,129.5797 Redeemable Units were redeemed totaling $16,239,385.
     Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”), as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor’s spouse of at least three times their investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times their investment in the Partnership for each year.

     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit increased 23.5% from $1,409.43 to $1,741.05. For the year ended December 31, 2009, the net asset value per unit decreased 22.7% from $1,822.83 to $1,409.43. For the year ended December 31, 2008, the net asset value per unit increased 90.5% from $956.81 to $1,822.83.
     The Partnership experienced a net trading gain before brokerage fees and related fees in the year ended December 31, 2010 of $16,639,941. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, softs, livestock, metals and indices and were partially offset by losses in energy. The net trading gain or loss realized from the Partnership and JWH Master is disclosed on page 31 under Item 8 “Financial Statements and Supplementary Data.”
     Most financial risk assets recovered well in 2010 due to expansionary monetary and fiscal policies adopted by most central banks. However, this recovery came amidst global unrest due to geographically localized crises such as the European sovereign debt crisis and inflationary headwinds in emerging markets. Global weather conditions also played a significant role in 2010 in affecting commodity prices. Many agricultural products remained at record-level prices as extreme weather conditions such as drought, floods and winter storms affected production.
     The Partnership was profitable in agricultural markets, currencies, metals, interest rates, while registering losses in the energy sector and equity indices.
     In the agricultural sector, products such as wheat, corn, sugar, cotton, coffee and soybeans reached record price levels. In the case of cotton, prices reached 140-year highs. Extreme weather conditions in some of the biggest exporters of these products significantly disrupted the global supply. Several exporting countries even imposed an export ban to meet the internal demand. The Partnership capitalized on the strong trends in such agricultural products and produced substantial profits in this sector.
     In the currencies, the Partnership registered its most significant gains in the euro, Swiss franc, and Japanese yen. As the European debt crisis loomed, the euro dropped to some of the lowest levels against the U.S. dollar. Separately, the Japanese yen reached its highest levels in 14 years compared to U.S. dollar and the Swiss franc provided solid gains in the second half of year as the dollar weakened leading up to the second round of quantitative easing.
     In metals, the Partnership was profitable in precious metals and copper as they reached record-level prices. Precious metals such as gold and silver appealed to many investors as both inflation hedges and flight to quality. Copper reached record prices due to demand from resilient emerging markets such as China and India.
     In the interest rates sector, the Partnership recorded gains in both U.S. and non-U.S. interest rates. In the U.S., the Federal Reserve kept interest rates at historically low levels amid consistently high unemployment at above 9%. Also, as the European debt crisis seemed to engulf several countries, most notably Greece and Ireland, investors flocked to U.S. and German Bonds as flight to quality. Thus the yields remained at historically low levels, reaffirming the trend from earlier in the year.
     In equity indices, the Partnership recorded losses earlier in the year as global equities sharply corrected. The European debt crisis and “Flash crash” of equities on May 6th came around the time that many economists were actively discussing the possibility of double dip recession. Equity indices recovered from their lowest levels following the announcement of a European Union bailout of troubled nations within the Union. Also, later in the year, the U.S. Federal Reserve announced a second round of quantitative easing which increased the appetite for risk assets.
     The Partnership registered losses in energy sector, primarily from crude oil and its derivatives as oil remained range bound on concerns over global economic growth. Oil markets remained very volatile through most of the year and reacted sharply to global events and economic factors.
     The Partnership experienced a net trading loss before brokerage fees and related fees for the year ended December 31, 2009 of $11,783,253. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by gains in indices, livestock, metals and softs.
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

     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and twelve months ended December 31, 2010 increased by $11,306 and decreased by $1,241 as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended December 31, 2010, as compared to the corresponding periods in 2009. The decrease in interest income is due to lower average net assets during the twelve months ended December 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended December 31, 2010 increased by $63,807 and for the twelve months ended December 31, 2010 decreased by $663,252, as compared to the corresponding periods in 2009. The increase in brokerage fees and clearing fees is due to higher average net assets during the three months ended December 31, 2010 and the decrease in brokerage fees and clearing fees is due to lower average net assets during for the twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended December 31, 2010, increased by $24,265 and for the twelve months ended December 31, 2010 decreased by $244,061 as compared to the corresponding periods in 2009. The increase in management fees is due to higher average net assets during the three months ended December 31, 2010 and the decrease is due to lower average net assets during for the twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and twelve months ended December 31, 2010 and 2009.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $366,087 and $254,035, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $36,909 and $76,850, respectively.
     The Partnership experienced a net trading gain before brokerage fees and related fees in the year ended December 31, 2008 of $48,958,347. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in softs.
     In 2008, the liquidity crisis that began in 2007 rapidly spread to all corners of the globe, significantly reducing global economic growth and presenting economies with difficult challenges. During the year, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined dramatically, and some of the large financial institutions were under pressure. Faced with unprecedented and rapid deterioration in economic data and outlook, and fearing an adverse snowball effect of the credit crunch, global central banks reacted with aggressive campaigns of interest rate cuts and coordinated capital injections. As the markets re-priced the cost of risk, several strong trends emerged. The Partnership strongly capitalized on the trends and was profitable in all the sectors: currencies, energy, grains, interest rates, metals, agricultural softs and stock indices.
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

     The Partnership was profitable in the interest rates sector, as the yields on the shorter end of the yield curve dropped to almost atypical levels. Short term U.S. Treasury bills were in such high demand due to the flight-to-quality that the yields dropped below zero. While the 10 year Treasury bill yielded on average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks.
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
     (d) Off-balance Sheet Arrangements. None
     (e) Contractual Obligations. None
     (f) Operational Risk
     The Partnership and JWH Master are directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
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
     (g) Critical Accounting Policies.
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

     Partnership’s and JWH Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that, based on available information in the marketplace, there has not been significant a decrease in the volume and level of activity in the Partnerships Level 2 assets and liabilities.
     The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.
     The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities” on the financial statements.
     Futures Contracts. The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly, through the futures broker, with the exchange on which the contracts are traded. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with a hike number of short positions setting on the same prompt date. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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
     “Value at Risk” is a measure of the maximum amount which the Partnership and JWH Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and JWH Master’s speculative trading and the recurrence in the markets traded by the Partnership and JWH Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and JWH Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and JWH Master’s losses in any market sector will be limited to Value at Risk or by the Partnership’s and JWH Master’s attempts to manage their market risk.
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
     Exchange maintenance margin requirements have been used by the Partnership and JWH Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
     In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership and JWH Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s and JWH Master’s futures and forward contracts does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership and JWH Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of December 31, 2010 and 2009. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and 2009. As of December 31, 2010, the Partnership’s total capitalization was $64,695,711.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$963,589	1.49%
Energy	689,135	1.07%
Grains	818,882	1.27%
Interest Rates U.S.	479,109	0.74%
Interest Rates Non-U.S.	775,022	1.20%
Livestock	8,000	0.01%
Metals	1,135,249	1.75%
Softs	1,513,386	2.34%
Indices	321,889	0.50%

Total	$6,704,261	10.37%

     As of December 31, 2009, the Partnership’s total capitalization was $53,461,385.
December 31, 2009

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$545,387	1.02%
Energy	264,393	0.49%
Grains	275,616	0.52%
Interest Rates U.S.	202,981	0.38%
Interest Rates Non-U.S.	557,337	1.04%
Livestock	8,640	0.02%
Metals	110,077	0.20%
Softs	817,153	1.53%
Indices	431,415	0.81%

Total	$3,212,999	6.01%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in JWH Master by market sector category as of December 31, 2010 and 2009, the highest, lowest and average values at any point during the year. All open positions trading risk exposures have been included in calculating the figures set forth below.
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by JWH was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$94,820	0.15%	$167,600	$58,028	$107,473
Energy	63,360	0.10%	112,000	32,400	74,898
Grains	82,250	0.13%	82,250	5,500	47,330
Interest Rates U.S.	18,950	0.03%	60,950	12,896	42,183
Interest Rates Non -U.S.	52,442	0.08%	103,150	19,462	77,242
Livestock	8,000	0.01%	13,600	4,900	8,917
Metals	94,835	0.15%	102,231	20,007	84,204
Softs	105,600	0.16%	105,600	22,800	72,203
Indices	144,026	0.22%	146,234	21,287	94,506

Totals	$664,283	1.03%

*	Annual average of month-end Value at Risk.
     As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by JWH was as follows:
December 31, 2009

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$70,000	0.13%	$198,507	$49,397	$132,544
Energy	57,000	0.11%	88,570	28,105	60,483
Grains	50,500	0.09%	56,565	8,438	29,940
Interest Rates U.S.	30,885	0.06%	96,410	16,321	38,440
Interest Rates Non-U.S.	96,295	0.18%	128,522	20,415	77,268
Livestock	6,400	0.01%	9,720	6,024	7,424
Metals	102,214	0.19%	130,500	26,993	81,969
Softs	77,400	0.14%	98,180	24,450	67,002
Indices	142,190	0.27%	180,995	24,893	114,625

Total	$632,884	1.18%

*	Annual average of month-end Value at Risk.

     As of December 31, 2010, JWH Master’s Capitalization was $71,991,640. The Partnership owned approximately 78.7% of JWH Master. The JWH Master’s value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,103,900	1.54%	$1,502,400	$46,800	$911,350
Energy	795,140	1.10%	941,200	58,100	672,278
Grains	936,000	1.30%	1,042,000	21,645	530,709
Interest Rates U.S.	584,700	0.81%	624,600	60,068	425,373
Interest Rates Non -U.S.	918,145	1.28%	982,359	163,217	672,177
Metals	1,322,000	1.84%	1,322,000	39,984	736,005
Softs	1,788,800	2.48%	1,788,800	268,000	791,066
Indices	226,001	0.31%	350,360	83,364	203,797

Total	$7,674,686	10.66%

*	Annual average of month-end Value at Risk.
     As of December 31, 2009, JWH Master’s capitalization was $56,933,016. The Partnership owned approximately 79.8% of JWH Master. The JWH Master’s value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$456,750	0.80%	$1,812,915	$201,490	$1,192,390
Energy	296,100	0.52%	1,744,940	180,550	788,493
Grains	274,500	0.48%	1,347,300	53,570	625,306
Interest Rates U.S.	187,200	0.33%	1,003,050	44,000	436,987
Interest Rates Non -U.S.	541,128	0.95%	1,285,778	175,187	654,361
Softs	903,600	1.59%	909,600	48,000	529,438
Indices	317,522	0.56%	574,621	16,000	313,568

Total	$2,976,800	5.23%

*	Annual average of month-end Value at Risk.

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
     The following were the primary trading risk exposures of the Partnership and JWH Master as of December 31, 2010, by market sector.
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

     Stock Indices. The Partnership’s and JWH Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership and JWH Master are limited to futures on broadly based indices. As of December 31, 2010, the Partnership’s and JWH Master’s primary exposures were in the EUREX, E-Mini NASDAQ and OSE NIKKEI stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership and JWH Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes, but would make it difficult for the Partnership and JWH Master to avoid being “whipsawed” into numerous small losses.)
     Metals. The Partnership’s and JWH Master’s primary metal market exposure is to fluctuations in the price of gold, silver and copper. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership and JWH Master.
     Softs. The Partnership’s and JWH Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Partnership’s and JWH Master’s commodity exposure as of December 31, 2010.
     Energy. The Partnership’s and JWH Master’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership and JWH Master as of December 31, 2010.
     Foreign Currency Balances. The Partnership’s and JWH Master’s primary foreign currency balances are in Japanese yen, Euro dollar and Canadian dollar. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s and JWH Master’s non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master may be subject.
     The General Partner monitors the Partnership’s and JWH Master’s performance and the concentration of open positions, and consults with the Advisor concerning the Partnership’s and JWH Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Partnership and JWH Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s and JWH Master’s market risk exposures.
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

Item 8. Financial Statements and Supplementary Data
WESTPORT JWH FUTURES FUND L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management's Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Condensed Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners' Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements.

To the Limited Partners of
Westport JWH Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Westport JWH Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control Over
Financial Reporting

The management of Westport JWH Futures Fund L.P., (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Westport JWH Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Westport JWH Futures Fund L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Westport JWH Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Westport JWH Futures Fund L.P.:
We have audited the accompanying statements of financial condition of Westport JWH Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Westport JWH Futures Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Westport JWH Futures Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Westport JWH Futures Fund L.P. (formerly known as Smith Barney Westport Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Westport JWH Futures Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in JWH Master, at fair value (Note 5)	$56,636,675	$45,426,576
Equity in trading account:
Cash (Note 3c)	7,604,362	7,806,822
Cash margin (Note 3c)	735,316	657,666
Net unrealized appreciation on open futures contracts	329,705	133,994
Net unrealized appreciation on open forward contracts	99,712	97,594

	65,405,770	54,122,652
Interest receivable (Note 3c)	544	94

Total assets	$65,406,314	$54,122,746

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$299,779	$248,063
Management fees (Note 3b)	108,308	89,629
Professional fees	96,224	66,789
Other	25,461	30,751
Redemptions payable (Note 6)	180,831	226,129

Total liabilities	710,603	661,361

Partners’ Capital: (Notes 1 and 6)
General Partner, 400.0879 and 509.1843 unit equivalents outstanding at December 31, 2010 and 2009, respectively	696,573	717,660
Limited Partners, 36,758.9460 and 37,421.9094 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	63,999,138	52,743,725

Total partners’ capital	64,695,711	53,461,385

Total liabilities and partners’ capital	$65,406,314	$54,122,746

Net asset value per unit	$1,741.05	$1,409.43

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	26	$121,719	0.19%
Energy	14	24,947	0.04
Grains	40	142,491	0.22
Indices	39	(1,191)	(0.00)*
Livestock	8	11,920	0.02
Metals	6	56,575	0.09
Softs	27	35,342	0.05

Total futures contracts purchased		391,803	0.61

Futures Contracts Sold
Currencies	6	(13,875)	(0.02)
Energy	10	(12,500)	(0.02)
Interest Rates U.S.	13	(4,644)	(0.01)
Interest Rates non U.S.	25	(31,079)	(0.05)

Total futures contracts sold		(62,098)	(0.10)

Unrealized Appreciation on Open Forward Contracts
Metals	11	99,712	0.15

Total unrealized appreciation on open forward contracts		99,712	0.15

Investment in JWH Master		56,636,675	87.54

Total fair value		$57,066,092	88.20%

*	Due to rounding

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

Westport JWH Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	$711,747	$(280,978)	$4,500,381
Net realized gains (losses) on investment in JWH Master	12,789,226	(9,074,882)	41,392,480
Change in net unrealized gains (losses) on open contracts	197,829	23,301	161,728
Change in net unrealized gains (losses) on investment in JWH Master	2,941,139	(2,450,694)	2,903,758

Gain (loss) from trading, net	16,639,941	(11,783,253)	48,958,347
Interest income (Note 3c)	6,834	7,148	108,073
Interest income from investment in JWH Master	40,137	41,064	497,986

Total income (loss)	16,686,912	(11,735,041)	49,564,406

Expenses:
Brokerage fees including clearing fees (Note 3c)	3,068,973	3,732,225	3,718,766
Management fees (Note 3b)	1,081,965	1,326,026	1,317,360
Incentive fees (Note 3b)	—	—	1,950,387
Professional fees	366,087	254,035	262,526
Other	36,909	76,850	32,029

Total expenses	4,553,934	5,389,136	7,281,068

Net income (loss)	$12,132,978	$(17,124,177)	$42,283,338

Net income (loss) per unit (Note 7)	$331.62	$(413.40)	$866.02

Weighted average units outstanding	37,119.3164	41,279.0217	48,992.1825

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$46,984,607	$373,342	$47,357,949
Net income (loss)	41,945,422	337,916	42,283,338
Subscriptions of 6,833.5420 Redeemable Units	8,989,000	—	8,989,000
Redemptions of 11,129.5797 Redeemable Units	(16,239,385)	—	(16,239,385)

Partners’ Capital at December 31, 2008	81,679,644	711,258	82,390,902
Net income (loss)	(16,930,579)	(193,598)	(17,124,177)
Subscriptions of 2,699.3293 Redeemable Units and 118.9902 General Partner Unit equivalents	4,610,000	200,000	4,810,000
Redemptions of 10,086.7047 Redeemable Units	(16,615,340)	—	(16,615,340)

Partners’ Capital at December 31, 2009	52,743,725	717,660	53,461,385
Net income (loss)	12,004,065	128,913	12,132,978
Subscriptions of 3,467.3878 Redeemable Units	5,112,093	—	5,112,093
Redemptions of 4,130.3512 Redeemable Units and 109.0964 General Partner Unit equivalents	(5,860,745)	(150,000)	(6,010,745)

Partners’ Capital at December 31, 2010	$63,999,138	$696,573	$64,695,711

Net asset value per unit:

2008:	$1,822.83

2009:	$1,409.43

2010:	$1,741.05

See accompanying notes to financial statements

Westport JWH Futures Fund L.P.
Notes to Financial statements
December 31, 2010

1.	Partnership Organization:

Westport JWH Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership directly, and through its investment in JWH Master Fund LLC (“JWH Master”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly, through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and JWH Master’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and JWH Master’s Level 1 assets and liabilities are actively traded.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that, based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnerships Level 2 assets and liabilities.

The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (commodity pool) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the years ended December 31, 2010 and 2009, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities.”

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$99,712	$99,712	$—	$—
Futures	329,705	329,705	—	—
Investment in JWH Master	56,636,675	—	56,636,675	—

Total assets	$57,066,092	$429,417	$56,636,675	$—

Total fair value	$57,066,092	$429,417	$56,636,675	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$97,594	$97,594	$—	$—
Futures	133,994	133,994	—	—
Investment in JWH Master	45,426,576	—	45,426,576	—

Total assets	$45,658,164	$231,588	$45,426,576	$—

Total fair value	$45,658,164	$231,588	$45,426,576	$—

d.	Futures Contracts. The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filings and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

h.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of the Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions or (ii) $25,000.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

In allocating the assets of the Partnership to the Advisor, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to (5.5% per year) of month-end Net Assets, as defined, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011 the Partnership reduced the monthly brokerage fee paid to CGM to 5.25% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”), directly and through its investment in JWH Master. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. All of the Partnership’s assets, not held in JWH Master’s account at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amounts of cash held for margin requirements were $735,316 and $657,666, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and JWH Master and CGM give the Partnership and JWH Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and JWH Master net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, was 244 and 204, respectively. The average number of metal forward contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation was 23 and 27, respectively. In prior year, the average contracts were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2010 and 2009.

December 31, 2010

Assets
Futures Contracts
Currencies	$122,819
Energy	24,947
Grains	142,491
Indices	14,510
Interest Rates Non-U.S.	989
Livestock	11,920
Metals	56,575
Softs	50,963

Total unrealized appreciation on open futures contracts	$425,214

Liabilities
Futures Contracts
Currencies	$(14,975)
Energy	(12,500)
Indices	(15,702)
Interest Rates U.S.	(4,644)
Interest Rates Non-U.S.	(32,068)
Softs	(15,620)

Total unrealized depreciation on open futures contracts	$(95,509)

Net unrealized appreciation on open futures contracts	$329,705 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

	December 31, 2010

Assets
Forward Contracts
Metals	$99,712

Total unrealized appreciation on open forward contracts	99,712

Net unrealized appreciation on open forward contracts	$99,712	**

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Sector	Gain (Loss) from trading	Gain (Loss) from trading

Currencies	$73,646	$(273,231)
Energy	(264,000)	(91,840)
Grains	297,250	(198,357)
Interest Rates U.S.	185,139	(162,801)
Interest Rates Non-U.S.	310,632	(131,189)
Indices	(151,355)	276,875
Livestock	28,050	20,710
Metals	27,182	294,910
Softs	403,032	7,246

Total	$909,576	$(257,677)

5.	Investment in JWH Master:

The Advisor trades a portion of the assets allocated to the Advisor directly, in accordance with the systematic JWH Diversified Plus Program.

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master, a limited liability company organized under the laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2010.

The JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. JWH Master engages in such trading through a commodity brokerage account maintained with CGM.

A non-managing member may withdraw all or part of its redeemable capital contributions and undistributed profits, if any, from JWH Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units of Member Interest is classified as a liability when the non-managing member elects to redeem and informs JWH Master.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

As of December 31, 2010 and 2009, the Partnership owned approximately 78.7 and 79.8%, respectively of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in the JWH Master are approximately the same and redemption rights are not affected.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

The financial statements of JWH Masters including the Condensed Schedule of Investments are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. No fee will be charged for redemptions.

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$370.36	$(374.47)	$927.43
Interest income	1.27	1.16	12.25
Expenses**	(40.01)	(40.09)	(73.66)

Increase (decrease) for the year	331.62	(413.40)	866.02
Net asset value per unit, beginning of year	1,409.43	1,822.83	956.81

Net asset value per unit, end of year	$1,741.05	$1,409.43	$1,822.83

*	Includes brokerage fees.

**	Excludes brokerage fees.

	2010	2009	2008

Ratios to Average Net Assets:
Net investment income (loss) before incentive fees***	(8.4)%	(8.1)%	(7.5)%

Operating expenses	8.5%	8.1%	8.5%
Incentive fees	—%	—%	3.1%

Total expenses	8.5%	8.1%	11.6%

Total return:
Total return before incentive fees	23.5%	(22.7)%	95.1%
Incentive fees	—%	—%	(4.6)%

Total return after incentive fees	23.5%	(22.7)%	90.5%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and JWH Master are, parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards and futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and JWH Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s and JWH Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership and JWH Master assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments, is reduced to the extent that, through CGM, the Partnership and JWH Master counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$8,423,883	$5,342,186	$2,613,218	$(2,761,348)
Net income (loss)	$7,989,529	$4,985,568	$2,260,127	$(3,102,246)
Increase (decrease) in net asset value per unit	$215.57	$136.68	$60.78	$(81.41)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(3,232,038)	$(4,312,654)	$(2,023,885)	$(5,898,689)
Net income (loss)	$(3,607,110)	$(4,687,469)	$(2,456,343)	$(6,373,255)
Increase (decrease) in net asset value per unit	$(95.57)	$(116.39)	$(59.42)	$(142.02)

TABLE OF CONTENTS

Management’s Report on Internal Control Over Financial Reporting
Statements of Financial Condition December 31, 2010 and 2009
Condensed Schedule of Investments December 31, 2010
Condensed Schedule of Investments December 31, 2009
Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Partners’ Capital for the years ended
Notes to Financial statements December 31, 2010
Statements of Financial Condition December 31, 2010 and 2009
Condensed Schedule of Investments December 31, 2010
Condensed Schedule of Investments December 31, 2009
Statements of Income and Expenses
Statements of Changes in Members’ Capital
Notes to Financial Statements December 31, 2010
EX-10.3.C
EX-31.1
EX-31.2
EX-32.1
EX-32.2

To the Members of
JWH Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
Managing Member,
JWH Master Fund LLC

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
JWH Master Fund LLC:
We have audited the accompanying statements of financial condition of JWH Master Fund LLC (the “Company”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in members’ capital for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of JWH Master Fund LLC as of December 31, 2010 and 2009, and the results of its operations and its changes in members’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Auditors
To the Members of
JWH Master Fund LLC:
In our opinion, the accompanying statement of income and expenses, and statement of changes in members’ capital present fairly, in all material respects, the financial position of JWH Master Fund LLC (formerly known as CMF JWH Strategic Allocation Master Fund LLC) at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

JWH Master Fund LLC
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Equity in trading account:
Cash (Note 3c)	$58,147,328	$52,728,434
Cash margin (Note 3c)	9,601,427	3,594,053
Net unrealized appreciation on open futures contracts	4,314,312	637,268

Total assets	$72,063,067	$56,959,755

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$71,427	$26,739

Total liabilities	71,427	26,739

Members’ Capital:
Members’ Capital, 21,244.0589 and 23,163.2996 Units outstanding at December 31, 2010 and 2009, respectively	71,991,640	56,933,016

Total liabilities and members’ capital	$72,063,067	$56,959,755

Net asset value per unit	$3,388.79	$2,457.90

See accompanying notes to financial statements.

JWH Master Fund LLC
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	328	$608,700	0.85%
Energy	212	361,671	0.50
Grains	390	530,375	0.74
Indices	68	57,461	0.08
Interest Rates Non-U.S.	37	4,326	0.01
Metals	236	2,104,700	2.92
Softs	592	563,962	0.78

Total futures contracts purchased		4,231,195	5.88

Futures Contracts Sold
Currencies	46	(41,600)	(0.06)
Energy	3	(3,750)	(0.01)
Interest Rates U.S.	318	321,553	0.45
Interest Rates Non-U.S.	228	(193,086)	(0.27)

Total futures contracts sold		83,117	0.11

Total fair value		$4,314,312	5.99%

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

JWH Master Fund LLC
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$16,155,890	$(10,646,709)	$47,316,119
Change in net unrealized gains (losses) on open contracts	3,677,044	(2,803,613)	3,434,405

Gain (loss) from trading, net	19,832,934	(13,450,322)	50,750,524
Interest income	53,208	49,676	590,486

Total income (loss)	19,886,142	(13,400,646)	51,341,010

Expenses:
Clearing fees	82,844	71,031	72,704
Professional fees	124,451	56,914	42,496

Total expenses	207,295	127,945	115,200

Net income (loss)	$19,678,847	$(13,528,591)	$51,225,810

Net income (loss) per unit (Note 6)	$933.36	$(559.84)	$1,684.88

Weighted average units outstanding	22,096.5142	25,243.3352	31,430.3246

See accompanying notes to financial statements.

JWH Master Fund LLC
Statements of Changes in Members’ Capital
For the years ended
December 31, 2010, 2009 and 2008

Members’
Capital

Members’ Capital at December 31, 2007	$5,392,162
Net income (loss)	51,225,810
Subscriptions of 31,882.0862 Units	45,577,553
Redemptions of 7,274.2306 Units	(15,266,781)
Distribution of interest income to feeder funds	(590,486)

Members’ Capital at December 31, 2008	86,338,258
Net income (loss)	(13,528,591)
Subscriptions of 3,694.2747 Units	10,164,500
Redemptions of 9,122.1076 Units	(25,991,475)
Distribution of interest income to feeder funds	(49,676)

Members’ Capital at December 31, 2009	56,933,016
Net income (loss)	19,678,847
Subscriptions of 2,074.2109 Units	5,809,674
Redemptions of 3,993.4516 Units	(10,376,689)
Distribution of interest income to feeder funds	(53,208)

Members’ Capital at December 31, 2010	$71,991,640

Net asset value per unit:

2008:	$3,019.76

2009:	$2,457.90

2010:	$3,388.79

See accompanying notes to financial statements.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

JWH Master Fund LLC, (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of member interest (“Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Master are made by the Advisor (defined below).

On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 4,195.5111 Units with cash equal to $7,000,000. On January 2, 2008, Westport JWH Futures Fund L.P. (“Westport”) allocated substantially all of its capital to the Master and purchased a total of 29,209.3894 Units with cash equal to $39,540,753. On May 1, 2009, The JWH Global Analytics Fund L.P. (“Global Analytics”) allocated substantially all of its capital to the Master and purchased a total of 1,146.1657 Units with cash equal to $3,137,000. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the “Advisor”) using the Global Analytics Program, the Advisor’s systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Institutional Portfolio, Westport and Global Analytics (each a “Member,” collectively the “Funds”), each of which owned approximately 13.3%, 78.7%, and 8.0% investments in the Master at December 31, 2010, respectively. Institutional Portfolio, Westport and Global Analytics owned approximately 15.1%, 79.8% and 5.1% investments in the Master at December 31, 2009, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2030; or under certain other circumstances as defined in the Limited Liability Company Agreement of the Master (the “Limited Liability Company Agreement”).

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

The Master will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forward, contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Master’s derivatives by instrument type is shown in Note 4, “Trading Activities.”

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$4,314,312	$4,314,312	$—	$—

Total assets	4,314,312	4,314,312	—	—

Total fair value	$4,314,312	$4,314,312	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$637,268	$637,268	$—	$—

Total assets	637,268	637,268	—	—

Total fair value	$637,268	$637,268	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Member concluded that no provision for income tax is required in the Master’s financial statements.

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Subsequent Events. Management of the Master evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

h.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the Managing Member or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon 30 days’ notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage fees shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amount of cash held by the Master for margin requirements was $9,601,427 and $3,594,053, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 2,153 and 1,999, respectively. In prior year, the average contracts were based on a quarterly and not a monthly calculation. The amount for the year ended December 31, 2009 has been revised accordingly.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2010 and 2009.

December 31, 2010

Assets
Futures Contracts
Currencies	$608,700
Energy	362,521
Grains	530,375
Indices	57,461
Interest Rates U.S.	342,828
Interest Rates Non-U.S.	149,777
Metals	2,104,700
Softs	912,009

Total unrealized appreciation on open futures contracts	$5,068,371

Liabilities
Futures Contracts
Currencies	$(41,600)
Energy	(4,600)
Interest Rates U.S.	(21,275)
Interest Rates Non-U.S.	(338,537)
Softs	(348,047)

Total unrealized depreciation on open futures contracts	$(754,059)

Net unrealized appreciation on open futures contracts	$4,314,312 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Sector	Gain (Loss) from Trading	Gain (Loss) from Trading

Currencies	$4,411,831	$(3,698,810)
Energy	(2,340,134)	(4,074,292)
Grains	2,875,976	(1,756,349)
Indices	(821,660)	277,407
Interest Rates U.S.	2,835,060	(3,340,111)
Interest Rates Non-U.S.	2,549,173	(2,376,135)
Softs	5,806,743	679,903
Metals	4,515,945	838,065

Total	$19,832,934 **	$(13,450,322)**

**	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become non-managing members on the first day of the month after their subscription is processed. A non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the Managing Member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and informs the Master.

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$936.66	$(559.51)	$1,667.47
Interest income	2.47	2.02	18.82
Expenses**	(5.77)	(2.35)	(1.41)

Increase (decrease) for the year	933.36	(559.84)	1,684.88
Distribution of interest income to feeder funds	(2.47)	(2.02)	(18.82)
Net asset value per unit, beginning of year	2,457.90	3,019.76	1,353.70

Net asset value per unit, end of year	$3,388.79	$2,457.90	$3,019.76

	2010	2009	2008
Ratios to average net assets:
Net investment income (loss)***	(0.3)%	(0.1)%	0.8%

Operating expenses	(0.4)%	0.2%	0.2%

Total return	37.9%	(18.5)%	124.5%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in

JWH Master Fund LLC
Notes to Financial Statements
December 31, 2010

which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Master’s counterparty is an exchange or clearing organization.

The Managing Member monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for JWH Master for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$10,580,542	$7,199,159	$4,331,406	$(2,307,809)

Net income (loss)	$10,543,934	$7,165,528	$4,296,385	$(2,327,000)

Increase (decrease) in net asset value per unit	$498.40	$340.90	$194.97	$(100.91)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(2,934,318)	$(4,648,308)	$(677,156)	$(5,211,895)

Net income (loss)	$(2,959,702)	$(4,652,493)	$(691,716)	$(5,224,680)

Increase (decrease) in net asset value per unit	$(131.97)	$(191.59)	$(31.88)	$(204.40)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PWC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in its report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the years ended December 31, 2008 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The Partnership has no officers, directors or employees and its affairs are managed by its General Partner, Investment decisions are made by the Advisor.
          The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
          Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co., (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
          Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
          Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
          Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.

          Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
          Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $3,068,973 were earned by CGM for the year ended December 31, 2010. Management fees and incentive fees of $1,081,965 and $0, respectively, were earned by the Advisor for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
     The following table indicates securities owned by management as of December 31, 2010:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

General Partner unit equivalents	General Partner	400.0879	1.1%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     (a) Transactions with related persons. None
     (b) Review, approval or ratification of transactions with related persons. Not applicable
     (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the year ended December 31, 2010 and for the period from July 23, 2009 through December 31, 2009. PwC for the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte	PwC
2010	$81,200	$ N/A
2009	$81,900(1)	$25,700(2)

(1) For the period July 23, 2009 to December 31, 2009.
(2) For the period January 1, 2009 to July 22, 2009.
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

2010	$21,000
2009	$20,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (1) Financial Statements:
     Statements of Financial Condition at December 31, 2010 and 2009.
     Condensed Schedules of Investments at December 31, 2010 and 2009.
     Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.
     Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.
     Notes to Financial Statements.
     (2) Exhibits:
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2010, dated June 1, 2010 (filed herein).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Form 8-K, filed on July 23, 2009 and incorporated herein by reference).

16.2	Letter dated June 26, 2008 from KPMG LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Form 8-K, filed on July 1, 2008 and incorporated herein by reference).

23.1	Consent from KPMG LLP, dated March 26, 2009 (filed as Exhibit 23.1 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
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
Walter Davis President & Director Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis Walter Davis	/s/ Michael McGrath Michael McGrath	/s/ Patrick T. Egan Patrick T. Egan
President and Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011

/s/ Jennifer Magro	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu

Jennifer Magro	Douglas J. Ketterer	Alper Daglioglu
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011

/s/ Ian Bernstein	/s/ Harry Handler

Ian Bernstein	Harry Handler
Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.