Form 10-Q
period 2011-03-31
WESTPORT JWH FUTURES FUND LP
filed 2011-05-16
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
522 Fifth Ave — 14th Floor
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

Yes     No X

As of April 30, 2011, 37,154.0421 Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.
Statements of Financial Condition

	(unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment in JWH Master, at fair value	$59,853,797	$56,636,675
Equity in trading account:
Cash	7,667,104	7,604,362
Cash margin	1,056,104	735,316
Net unrealized appreciation on open futures contracts	321,513	329,705
Net unrealized appreciation on open forward contracts	—	99,712

	68,898,518	65,405,770
Interest receivable	369	544

Total assets	$68,898,887	$65,406,314

Liabilities and Partners’ Capital
Liabilities:
Net unrealized depreciation on open forward contracts	$13,006	$—
Accrued expenses:
Brokerage fees	301,373	299,779
Management fees	114,091	108,308
Incentive fees	612	—
Other	129,359	121,685
Redemptions payable	1,107,606	180,831

Total liabilities	1,666,047	710,603

Partners’ Capital:
General Partner, 400.0879 unit equivalents outstanding at March 31, 2011 and December 31, 2010	721,398	696,573
Limited Partners, 36,887.2105 and 36,758.9460 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	66,511,442	63,999,138

Total partners’ capital	67,232,840	64,695,711

Total liabilities and partners’ capital	$68,898,887	$65,406,314

Net asset value per unit	$1,803.10	$1,741.05

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	69	$33,362	0.05%
Energy	21	59,210	0.09
Grains	40	19,963	0.03
Indices	17	20,444	0.03
Interest Rates U.S.	32	(8,400)	(0.01)
Interest Rates Non-U.S.	3	1,448	0.00 *
Livestock	8	28,480	0.04
Metals	6	9,650	0.01
Softs	18	182,713	0.27

Total futures contracts purchased		346,870	0.51

Futures Contracts Sold
Indices	3	(26,789)	(0.04)
Interest Rates U.S.	14	(2,125)	(0.00)*
Interest Rates Non-U.S.	46	5,527	0.00 *
Softs	2	(1,970)	(0.00)*

Total futures contracts sold		(25,357)	(0.04)

Unrealized Appreciation on Open Forward Contracts
Metals	7	13,431	0.02

Total unrealized appreciation on open forward contracts		13,431	0.02

Unrealized Depreciation on Open Forward Contracts
Metals	6	(26,437)	(0.04)

Total unrealized depreciation on open forward contracts		(26,437)	(0.04)

Investment in JWH Master		59,853,797	89.03

Net fair value		$60,162,304	89.48%

*    Due to rounding.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	26	$121,719	0.19%
Energy	14	24,947	0.04
Grains	40	142,491	0.22
Indices	39	(1,191)	(0.00)*
Livestock	8	11,920	0.02
Metals	6	56,575	0.09
Softs	27	35,342	0.05

Total futures contracts purchased		391,803	0.61

Futures Contracts Sold
Currencies	6	(13,875)	(0.02)
Energy	10	(12,500)	(0.02)
Interest Rates U.S.	13	(4,644)	(0.01)
Interest Rates Non-U.S.	25	(31,079)	(0.05)

Total futures contracts sold		(62,098)	(0.10)

Unrealized Appreciation on Open Forward Contracts
Metals	11	99,712	0.15

Total unrealized appreciation on open forward contracts		99,712	0.15

Investment in JWH Master		56,636,675	87.54

Net fair value		$57,066,092	88.20%

*	Due to rounding.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Statements of Income and Expenses and Changes in Partner’s Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment income:
Interest income	$1,728	$962
Interest income from investment in JWH Master	11,357	5,066

Total investment income	13,085	6,028

Expenses:
Brokerage fees including clearing fees	937,645	714,015
Management fees	341,672	252,415
Incentive fees	612	—
Other expenses	117,134	88,483

Total expenses	1,397,063	1,054,913

Net investment income (loss)	(1,383,978)	(1,048,885)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in JWH Master
Net realized gains (losses) on closed contracts	329,298	(278,724)
Net realized gains (losses) on investment in JWH Master	3,553,144	(3,378,594)
Change in net unrealized gains (losses) on open contracts	(120,910)	60,102
Change in net unrealized gains (losses) on investment in JWH Master	(38,313)	1,543,855

Total trading results	3,723,219	(2,053,361)

Net income (loss)	2,339,241	(3,102,246)
Subscriptions-Limited Partners	2,081,872	285,000
Redemptions-Limited Partners	(1,883,984)	(1,185,026)

Net increase (decrease) in Partners’ capital	2,537,129	(4,002,272)
Partners’ Capital, beginning of period	64,695,711	53,461,385

Partners’ Capital, end of period	$67,232,840	$49,459,113

Net asset value per unit (37,287.2984 and 37,242.6177 units outstanding at March 31, 2011 and 2010, respectively)	$1,803.10	$1,328.02

Net income (loss) per unit*	$62.05	$(81.41)

Weighted average units outstanding	37,786.4854	37,867.0203

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2011, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$73.87	$(72.57)
Interest Income	0.36	0.16
Expenses **	(12.18)	(9.00)

Increase (decrease) for the period	62.05	(81.41)
Net asset value per unit, beginning of period	1,741.05	1,409.43

Net asset value per unit, end of period ***	$1,803.10	$1,328.02

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2011		2010
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.4)%		(8.4)%

Operating expenses	8.5%		8.4%
Incentive fees	—	%*****	—%

Total expenses	8.5%		8.4%

Total return:
Total return before incentive fees	3.6%		(5.8)%
Incentive fees	—	%*****	—%

Total return after incentive fees	3.6%		(5.8)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and JWH Master and CGM give the Partnership and JWH Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and JWH Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2011 and 2010 were 289 and 245, respectively. The monthly average number of metal forward contracts traded during the three months ended March 31, 2011 and 2009 were 19 and 23, respectively.

The monthly average number of futures contracts traded by JWH Master, during the three months ended March 31, 2011 and 2010 were 2,197 and 2,019, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

     The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

Assets
Futures Contracts	March 31, 2011
Currencies	$69,150
Energy	59,210
Grains	26,162
Indices	22,488
Interest Rates Non-U.S.	7,579
Livestock	28,480
Metals	9,650
Softs	182,712

Total unrealized appreciation on open futures contracts	$405,431

Liabilities
Futures Contracts
Currencies	$(35,788)
Grains	(6,200)
Indices	(28,832)
Interest Rates U.S.	(10,525)
Interest Rates Non-U.S.	(603)
Softs	(1,970)

Total unrealized depreciation on open futures contracts	$(83,918)

Net unrealized appreciation on open futures contracts	$321,513 *

Assets
Forward Contracts
Metals	$13,431

Total unrealized appreciation on open forward contracts	$13,431

Liabilities
Forward Contracts
Metals	$(26,437)

Total unrealized depreciation on open forward contracts	$(26,437)

Net unrealized depreciation on open forward contracts	$(13,006)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

*This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

	December 31, 2010

Assets
Forward Contracts
Metals	$99,712

Total unrealized appreciation on open forward contracts	99,712

Net unrealized appreciation on open forward contracts	$99,712	**

**This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

The following tables indicate the trading results, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2011 and 2010.

	Three month ended
	March 31,
Sector	2011	2010
Currencies	$(225,127)	$(84,352)
Energy	158,772	110,323
Grains	37,191	(59,100)
Indices	(132,736)	(47,578)
Interest Rates U.S.	(55,537)	(69,896)
Interest Rates Non-U.S.	21,746	78,319
Livestock	24,250	27,060
Metals	3,665	(68,869)
Softs	376,164	(104,529)

Total	$208,388 ***	$(218,622	)***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

4.	Fair Value Measurements:

Partnership’s and JWH Master’s Investments.  All commodity interests held by the Partnership and JWH Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (or other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$405,431	$405,431	$—	$—
Forwards	13,431	13,431	—	—

Investment in JWH Master	59,853,797	—	59,853,797	—

Total assets	60,272,659	418,862	59,853,797	—

Liabilities
Futures	83,918	83,918	—	—
Forwards	26,437	26,437	—	—

Total Liabilities	110,355	110,355	—	—

Net fair value	$60,162,304	$308,507	$59,853,797	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010*	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$99,712	$99,712	$—	$—
Futures	425,214	425,214	—	—
Investment in JWH Master	56,636,675	—	56,636,675	—

Total assets	$57,161,601	$524,926	$56,636,675	—

Liabilities
Futures	95,509	95,509	—	—

Total Liabilities	95,509	95,509	—	—

Net fair value	$57,066,092	$429,417	$56,636,675	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.
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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2011.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. JWH Master engages in such trading through commodity brokerage accounts maintained by CGM.

A non-managing member may withdraw all or part of its redeemable capital contributions and undistributed profits, if any, from JWH Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”), after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption date. The Unit of Member Interest is classified as a liability when the non-managing member elects to redeem and informs JWH Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and National Futures Association fees (collectively, the “clearing fees”) are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At March 31, 2011, the Partnership owned approximately 78.8% of JWH Master. At December 31, 2010, the Partnership owned approximately 78.7% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2011 and 2010 are presented below:
JWH Master Fund LLC
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$63,963,204	$58,147,328
Cash margin	7,850,842	9,601,427
Net unrealized appreciation on open futures contracts	4,266,450	4,314,312

Total assets	$76,080,496	$72,063,067

Liabilities and Member’s Capital:
Liabilities:
Accrued expenses:
Professional fees	$103,651	$71,427

Total liabilities	103,651	71,427

Members’ Capital:
Members’ Capital, 21,130.9323 and 21,244.0589 units outstanding at March 31, 2011 and December 31, 2010, respectively	75,976,845	71,991,640

Total liabilities and members’ capital	$76,080,496	$72,063,067

Net asset value per unit	$3,595.53	$3,388.79

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

JWH Master Fund LLC
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	219	$576,281	0.76%
Energy	266	626,242	0.82
Grains	40	(41,312)	(0.05)
Interest Rates U.S.	208	(137,569)	(0.18)
Interest Rates Non-U.S.	17	(106,631)	(0.14)
Metals	240	2,212,500	2.91
Softs	384	2,305,805	3.03

Total futures contracts purchased		5,435,316	7.15

Futures Contracts Sold
Currencies	50	(8,000)	(0.01)
Grains	160	(504,113)	(0.66)
Indices	47	(656,712)	(0.86)
Interest Rates Non-U.S.	246	61,951	0.08
Softs	54	(61,992)	(0.08)

Total futures contracts sold		(1,168,866)	(1.53)

Net fair value		$4,266,450	5.62%

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

JWH Master Fund LLC
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	328	$608,700	0.85%
Energy	212	361,671	0.50
Grains	390	530,375	0.74
Indices	68	57,461	0.08
Interest Rates Non-U.S.	37	4,326	0.01
Metals	236	2,104,700	2.92
Softs	592	563,962	0.78

Total futures contracts purchased		4,231,195	5.88

Futures Contracts Sold
Currencies	46	(41,600)	(0.06)
Energy	3	(3,750)	(0.01)
Interest Rates U.S.	318	321,553	0.45
Interest Rates Non-U.S.	228	(193,086)	(0.27)

Total futures contracts sold		83,117	0.11

Net fair value		$4,314,312	5.99%

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
JWH Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$15,166	$6,686

Total investment income	15,166	6,686

Expenses:
Clearing fees	23,123	16,408
Professional fees	42,224	19,191

Total expenses	65,347	35,599

Net investment income (loss)	(50,181)	(28,913)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	4,502,223	(4,234,841)
Change in net unrealized gains (losses) on open positions	(47,862)	1,936,754

Total trading results	4,454,361	(2,298,087)

Net income (loss)	4,404,180	(2,327,000)
Subscriptions	1,765,498	348,000
Redemptions	(2,169,307)	(1,967,579)
Distribution of interest income to feeder funds	(15,166)	(6,686)

Net increase (decrease) in Members’ Capital	3,985,205	(3,953,265)
Members’ capital, beginning of period	71,991,640	56,933,016

Members’ capital, end of period	$75,976,845	$52,979,751

Net asset value per unit (21,130.9323 and 22,480.6170 units outstanding in March 31, 2011 and 2010, respectively)	$3,595.53	$2,356.69

Net income (loss) per unit*	$207.46	$(100.91)

Weighted average units outstanding	21,396.2349	23,032.0959

*	Based on change in net asset value per unit.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

     JWH Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$5,817,500	$5,817,500	$—	$—

Total assets	5,817,500	5,817,500	—	—

Liabilities
Futures	1,551,050	1,551,050	—	—

Total Liabilites	1,551,050	1,551,050	—	—

Net fair value	$4,266,450	$4,266,450	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$5,068,371	$5,068,371	$—	$—

Total assets	5,068,371	5,068,371	—	—

Liabilities
Futures	754,059	754,059	—	—

Total Liabilites	754,059	754,059	—	—

Net fair value	$4,314,312	$4,314,312	$—	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Financial Highlights of JWH Master:
Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses)*	$208.73	$(100.36)
Interest income	0.72	0.30
Expenses**	(1.99)	(0.85)

Increase (decrease) for the period	207.46	(100.91)
Distributions of interest income to feeder funds	(0.72)	(0.30)
Net asset value per unit, beginning of period	3,388.79	2,457.90

Net asset value per unit, end of period	$3,595.53	$2,356.69

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.3)%	(0.2)%

Operating expenses	0.4%	0.3%

Total return	6.1%	(4.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).
The above ratios may vary for individual investors based on the timing of capital transactions during the period.
Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

The following tables indicate JWH Master’s gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

March 31, 2011
Assets
Futures Contracts
Currencies	$591,300
Energy	643,922
Interest Rates Non-U.S.	63,973
Metals	2,212,500
Softs	2,305,805

Total unrealized appreciation on open futures contracts	$5,817,500

Liabilities
Futures Contracts
Currencies	$(23,019)
Energy	(17,680)
Grains	(545,425)
Indices	(656,712)
Interest Rates U.S.	(137,569)
Interest Rates Non-U.S.	(108,653)
Softs	(61,992)

Total unrealized depreciation on open futures contracts	$(1,551,050)

Net unrealized appreciation on open futures contracts	$4,266,450 *

December 31, 2010
Assets
Futures Contracts
Currencies	$608,700
Energy	362,521
Grains	530,375
Indices	57,461
Interest Rates U.S.	342,828
Interest Rates Non-U.S.	149,777
Metals	2,104,700
Softs	912,009

Total unrealized appreciation on open futures contracts	$5,068,371

Liabilities
Futures Contracts
Currencies	$(41,600)
Energy	(4,600)
Interest Rates U.S.	(21,275)
Interest Rates Non-U.S.	(338,537)
Softs	(348,047)

Total unrealized depreciation on open futures contracts	$(754,059)

Net unrealized appreciation on open futures contracts	$4,314,312 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
The following tables indicate JWH Master’s total trading results, by market sector, on derivative instruments for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Sector	2011	2010
Currencies	$(1,192,848)	$684,042
Energy	4,315,497	(871,356)
Grains	(1,486,900)	15,639
Indices	(970,965)	(126,600)
Interest Rates U.S.	(202,807)	(282,912)
Interest Rates Non-U.S.	(206,321)	43,944
Metals	1,218,895	(2,597,160)
Softs	2,979,810	836,316

Total	$4,454,361 *	$(2,298,087)*

*	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Members’ Capital.

6.	Financial Instrument Risks:

In the normal course of business, the Partnership and JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards and futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and JWH Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and JWH Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk, as the sole counterparty or broker with respect to the Partnership and JWH Master assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership and JWH Master counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and JWH Master’s business, these instruments may not be held to maturity.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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

Partnership’s and JWH Master’s Investments.  All commodity interests held by the Partnership and JWH Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.
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

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Westport JWH Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Futures Contracts.   The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and JWH Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts and net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Partnership capital increased 3.9% from $64,695,711 to $67,232,840. This increase was attributable to net income from operations of $2,339,241, coupled with subscriptions of 1,176.0455 Redeemable Units totaling $2,081,872, which was partially offset by the redemption of 1,047.7810 Redeemable Units totaling $1,883,984. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of its members increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemption, of Units of Member Interest and distributions of profits if any.

For the three months ended March 31, 2011, JWH Master’s capital increased 5.5% from $71,991,640 to $75,976,845. This increase was attributable to a net income from operations of $4,404,180 coupled with the subscriptions of 508.1968 Units of Member Interest totaling $1,765,498 which was partially offset by the redemption of 621.3233 Units of Member Interest totaling $2,169,307 and distribution of interest income to feeder funds totaling $15,166. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.
     The Partnership and JWH Master record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per unit increased 3.6% from $1,741.05 to $1,803.10 as compared to a decrease of 5.8% in the first quarter of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $3,723,219. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates and indices. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $2,053,361. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in metals, indices, energy, grains and U.S. interest rates and were partially offset by gains in currencies, livestock, non-U.S. interest rates and softs.
     The most significant gains were recorded within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the agricultural complex, gains were experienced primarily during January and February due to long positions in cotton futures as prices increased on signs that global output may fail to keep pace with rising demand in China, the world’s biggest buyer of the fiber. Within the metals markets, gains were achieved primarily during February and March from long positions in silver futures as prices extended a rally to a 30-year high after mounting unrest in the Middle East spurred demand for the precious metal as a “safe haven.”
     A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency markets throughout the quarter, particularly in February and March, from long positions in the Japanese yen versus the U.S. dollar. The Japanese yen whipsawed as it reversed from near or all-time highs, first on the unwinding of the carry trade as investors sought a “safe haven” in response to geopolitical turmoil, and then after the G-7 countries coordinated intervention to halt the rise of the yen in the wake of the disaster in Japan. Within the global stock index markets, losses were experienced primarily during March from long positions in Japanese equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. Lastly, losses were incurred within the global interest rate sector, primarily during March, due to long positions in Japanese fixed-income futures after prices fell as optimism about the nuclear threat being stabilized reduced demand for the relative “safety” of government debt.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the potential profit or loss. The profitability of the Partnership and JWH Master depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master) account was earned at the monthly average of the 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash. Interest income for the three months ended March 31, 2011 increased by $7,057 as compared to the corresponding period in 2010. The increase in interest income is due to higher average net assets during the three months ended March 31, 2011, as compared to the corresponding period in 2010. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2011 increased by $223,630, as compared to the corresponding period in 2010. The increase in brokerage fees and clearing fees is due to higher average net assets during the three months ended March 31, 2011, as compared to the corresponding period in 2010.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 increased by $89,257, as compared to the corresponding period in 2010. The increase in management fees is due to higher average net assets during the three months ended March 31, 2011, as compared to the corresponding period in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. Trading performance for the three month ended March 31, 2011, resulted in incentive fees of $612. There were no incentive fees earned for the three months ended March 31, 2010.

In allocating the assets of the Partnership to the trading Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the trading advisor and may allocate assets to additional advisors at any time.

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

Market movements result in frequent changes in the fair value of the Partnership’s and JWH Master’s open contracts and, consequently, in its earnings and cash balances. The Partnership’s and JWH Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s and JWH Master’s open contracts and the liquidity of the markets in which it trades.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of March 31, 2011 and December 31, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011 and December 31, 2010. As of March 31, 2011, the Partnership’s total capitalization was $67,232,840.
March 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$681,114	1.01%
Energy	1,025,365	1.52%
Grains	439,600	0.65%
Indices	518,207	0.77%
Interest Rates U.S.	270,340	0.40%
Interest Rates Non-U.S.	474,095	0.71%
Livestock	101,251	0.15%
Metals	1,188,574	1.77%
Softs	1,234,438	1.84%

Total	$5,932,984	8.82%

          As of December 31, 2010, the Partnership’s total capitalization was $64,695,711.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$963,589	1.49%
Energy	689,135	1.07%
Grains	818,882	1.27%
Interest Rates U.S.	479,109	0.74%
Interest Rates Non-U.S.	775,022	1.20%
Livestock	8,000	0.01%
Metals	1,135,249	1.75%
Softs	1,513,386	2.34%
Indices	321,889	0.50%

Total	$6,704,261	10.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments through JWH Master by market category as of March 31, 2011 and December 31, 2010 and the highest, lowest and average values at any point during the three months ended March 31, 2011, and the highest, lowest and average value at any point during the year ended December 31, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2011 the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor, was as follows:

March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$235,500	0.35%	$247,704	$102,570	$216,167
Energy	93,640	0.14%	97,290	63,360	81,273
Grains	85,000	0.13%	85,000	82,250	84,333
Interest Rates U.S.	13,862	0.02%	19,815	7,749	13,809
Interest Rates Non -U.S.	101,251	0.15%	103,716	81,963	102,285
Livestock	9,600	0.01%	9,600	8,000	8,533
Metals	88,844	0.13%	100,822	88,832	95,838
Softs	124,070	0.19%	135,575	105,600	117,253
Indices	86,933	0.13%	152,445	35,559	126,282

Totals	$838,700	1.25%

*	Average of month-end Values at Risk.
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by JWH was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
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

As of March 31, 2011, JWH Master’s total capitalization was $75,976,845. The Partnership owned approximately 78.8% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$565,500	0.74%	$1,616,400	$332,400	$876,900
Energy	1,182,392	1.56%	1,182,392	795,140	1,057,472
Grains	450,000	0.59%	1,186,000	210,000	620,000
Indices	500,174	0.66%	526,367	61,094	352,244
Interest Rates U.S.	232,750	0.31%	447,729	143,050	368,821
Interest Rates Non -U.S.	584,052	0.77%	1,291,947	278,909	964,009
Metals	1,496,160	1.97%	1,496,160	195,039	985,440
Softs	1,453,800	1.91%	1,971,480	1,065,600	1,425,187

Total	$6,464,828	8.51%

*	Average of month-end Values at Risk.
     As of December 31, 2010, JWH Master’s Capitalization was $71,991,640. The Partnership owned approximately 78.7% of JWH Master. The JWH Master’s value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
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

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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

Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2011, there were additional subscriptions of 1,176.0455 Redeemable Units totaling $2,081,872. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D, as well as to a small number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
January 1, 2011 - January 31, 2011	312.1904	$1,774.41	N/A	N/A
February 1, 2011 - February 28, 2011	121.3119	$1,833.49	N/A	N/A
March 1, 2011 - March 31, 2011	614.2787	$1,803.10	N/A	N/A
Total	1,047.7810	$1,798.07

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6. Exhibits
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).
(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2010, dated June 1, 2010 (filed as Exhibit 10.3 to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
32.1	– Section 1350 Certification (Certification of President and Director)
32.2	– Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT JWH FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 16, 2011