Form 10-Q
period 2011-06-30
WESTPORT JWH FUTURES FUND LP
filed 2011-08-15
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes     No X

As of July 31, 2011, no shares Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at June 30, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements including the Financial Statements of JWH Master Fund LLC (unaudited)	7 – 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 – 28

Item 4.	Controls and Procedures	29

PART II — Other Information		30 – 31

Exhibits

Ex. 31.1 Certification Ex. 31.2 Certification Ex. 32.1 Certification Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Investment in JWH Master, at fair value	$53,698,097	$56,636,675
Equity in trading account:
Cash	7,091,389	7,604,362
Cash margin	725,188	735,316
Net unrealized appreciation on open futures contracts	—	329,705
Net unrealized appreciation on open forward contracts	—	99,712

Total trading equity	61,514,674	65,405,770
Interest receivable	79	544

Total assets	$61,514,753	$65,406,314

Liabilities and Partners’ Capital
Liabilities:
Net unrealized depreciation on open futures contracts	$118,099	$—
Net unrealized depreciation on open forward contracts	30,614	—
Accrued expenses:
Brokerage fees	268,476	299,779
Management fees	101,582	108,308
Other	148,173	121,685
Redemptions payable	1,083,551	180,831

Total liabilities	1,750,495	710,603

Partners’ Capital:
General Partner, 400.0879 unit equivalents outstanding at June 30, 2011 and December 31, 2010	643,793	696,573
Limited Partners, 36,740.6222 and 36,758.9460 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	59,120,465	63,999,138

Total partners’ capital	59,764,258	64,695,711

Total liabilities and partners’ capital	$61,514,753	$65,406,314

Net asset value per unit	$1,609.13	$1,741.05

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	36	$(44,006)	(0.07)%
Energy	1	6,623	0.01
Grains	26	(23,803)	(0.04)
Interest Rates U.S.	58	(3,434)	(0.01)
Interest Rates Non-U.S.	17	37,513	0.06
Livestock	5	(2,900)	(0.00)*
Metals	4	(9,960)	(0.02)
Softs	17	(24,457)	(0.04)

Total futures contracts purchased		(64,424)	(0.11)

Futures Contracts Sold
Currencies	1	(750)	(0.00)*
Energy	33	(22,050)	(0.04)
Indices	21	(31,038)	(0.05)
Interest Rates Non-U.S.	3	163	0.00 *

Total futures contracts sold		(53,675)	(0.09)

Unrealized Appreciation on Open Forward Contracts
Metals	9	3,600	0.01

Total unrealized appreciation on open forward contracts		3,600	0.01

Unrealized Depreciation on Open Forward Contracts
Metals	10	(34,214)	(0.06)

Total unrealized depreciation on open forward contracts		(34,214)	(0.06)

Investment in JWH Master		53,698,097	89.85

Net fair value		$53,549,384	89.60%

*	Due to rounding.

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

Westport JWH Futures Fund L.P.
Statements of Income and Expenses and Changes in Partner’s Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$307	$1,943	$2,035	$2,905
Interest income from investment in JWH Master	2,132	10,554	13,489	15,620

Total investment income	2,439	12,497	15,524	18,525

Expenses:
Brokerage fees including clearing fees	894,039	731,474	1,831,684	1,445,489
Management fees	330,210	255,241	671,882	507,656
Incentive fees	4,081	—	4,693	—
Other expenses	83,203	97,850	200,337	186,333

Total expenses	1,311,533	1,084,565	2,708,596	2,139,478

Net investment income (loss)	(1,309,094)	(1,072,068)	(2,693,072)	(2,120,953)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in JWH Master
Net realized gains (losses) on closed contracts	(720,116)	(14,715)	(390,818)	(293,439)
Net realized gains (losses) on investment in JWH Master	(1,678,687)	3,368,683	1,874,457	(9,911)
Change in net unrealized gains (losses) on open contracts	(457,220)	(100,962)	(578,130)	(40,860)
Change in net unrealized gains (losses) on investment in JWH Master	(3,164,396)	79,189	(3,202,709)	1,623,044

Total trading results	(6,020,419)	3,332,195	(2,297,200)	1,278,834

Net income (loss)	(7,329,513)	2,260,127	(4,990,272)	(842,119)
Subscriptions-Limited Partners	1,548,910	954,000	3,630,782	1,239,000
Redemptions-Limited Partners	(1,687,979)	(2,486,463)	(3,571,963)	(3,671,489)
Redemptions-General Partner	—	(150,000)	—	(150,000)

Net increase (decrease) in Partners’ capital	(7,468,582)	577,664	(4,931,453)	(3,424,608)
Partners’ Capital, beginning of period	67,232,840	49,459,113	64,695,711	53,461,385

Partners’ Capital, end of period	$59,764,258	$50,036,777	$59,764,258	$50,036,777

Net asset value per unit (37,140.7101 and 36,028.6693 units outstanding at June 30, 2011 and 2010, respectively)	$1,609.13	$1,388.80	$1,609.13	$1,388.80

Net income (loss) per unit*	$(193.97)	$60.78	$(131.92)	$(20.63)

Weighted average units outstanding	37,752.0287	37,058.4236	37,769.2570	37,462.7220

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

As of June 30, 2011, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(182.95)	$69.97	$(109.08)	$(2.60)
Interest income	0.07	0.33	0.43	0.49
Expenses **	(11.09)	(9.52)	(23.27)	(18.52)

Increase (decrease) for the period	(193.97)	60.78	(131.92)	(20.63)
Net asset value per unit, beginning of period	1,803.10	1,328.02	1,741.05	1,409.43

Net asset value per unit, end of period	$1,609.13	$1,388.80	$1.609.13	$1,388.80

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011		2010
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(8.0)%		(8.6)%	(8.2)%		(8.5)%

Operating expenses	8.0%		8.7%	8.3%		8.6%
Incentive fees	—	%*****	—%	—	%*****	—%

Total expenses	8.0%		8.7%	8.3%		8.6%

Total return:
Total return before incentive fees	(10.8)%		4.6%	(7.6)%		(1.5)%
Incentive fees	—	%*****	—%	—	%*****	—%

Total return after incentive fees	(10.8)%		4.6%	(7.6)%		(1.5)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and JWH Master and CGM give the Partnership and JWH Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and JWH Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2011 and 2010 were 263 and 263, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2011 and 2010 were 276 and 254, respectively. The monthly average number of metal forward contracts traded during the three months ended June 30, 2011 and 2010 were 24 and 23, respectively. The monthly average number of metal forward contracts traded during the six months ended June 30, 2011 and 2010 were 22 and 23, respectively.

The monthly average number of futures contracts traded by JWH Master, during the three months ended June 30, 2011 and 2010 were 1,847 and 2,252, respectively. The monthly average number of futures contracts traded by JWH Master, during the six months ended June 30, 2011 and 2010 were 2,022 and 2,136, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

     The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

Assets
Futures Contracts	June 30, 2011
Energy	$6,623
Interest Rates U.S.	7,656
Interest Rates Non-U.S.	37,676
Softs	13,838

Total unrealized appreciation on open futures contracts	$65,793

Liabilities
Futures Contracts
Currencies	$(44,756)
Energy	(22,050)
Grains	(23,802)
Indices	(31,038)
Interest Rates U.S.	(11,091)
Livestock	(2,900)
Metals	(9,960)
Softs	(38,295)

Total unrealized depreciation on open futures contracts	$(183,892)

Net unrealized depreciation on open futures contracts	$(118,099)*

Assets
Forward Contracts	June 30, 2011
Metals	$3,600

Total unrealized appreciation on open forward contracts	$3,600

Liabilitiies
Forward Contracts
Metals	$(34,214)

Total unrealized depreciation on open forward contracts	$(34,214)

Net unrealized depreciation on open forward contracts	$(30,614)**

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

The following tables indicate the trading results, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2011 and 2010.

	Three Months		Three Months		Six Months		Six Months
Sector	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Currencies	$893		$102,529		$(224,234)		$18,178
Energy	(450,694)		(286,912)		(291,922)		(176,589)
Grains	(163,624)		(45,364)		(126,432)		(104,464)
Indices	(119,884)		(131,587)		(252,620)		(179,165)
Interest Rates U.S.	62,563		220,912		7,025		151,016
Interest Rates Non-U.S.	(38,057)		260,885		(16,311)		339,204
Livestock	(68,640)		(31,880)		(44,390)		(4,820)
Metals	(74,135)		(45,964)		(70,470)		(114,834)
Softs	(325,758)		(158,296)		50,406		(262,825)

Total	$(1,177,336	)***	$(115,677	)***	$(968,948	)***	$(334,299	)***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The Partnership and JWH Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

      The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (or other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$65,793	$65,793	$—	$—
Forwards	3,600	3,600	—	—

Investment in JWH Master	53,698,097	—	53,698,097	—

Total assets	$53,767,490	$69,393	$53,698,097	$—

Liabilities
Futures	$183,892	$183,892	$—	$—
Forwards	34,214	34,214	—	—

Total Liabilities	218,106	218,106	—	—

Net fair value	$53,549,384	$(148,713)	$53,698,097	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010*	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$99,712	$99,712	$—	$—
Futures	425,214	425,214	—	—
Investment in JWH Master	56,636,675	—	56,636,675	—

Total assets	$57,161,601	$524,926	$56,636,675	—

Liabilities
Futures	$95,509	$95,509	$—	$—

Total Liabilities	95,509	95,509	—	—

Net fair value	$57,066,092	$429,417	$56,636,675	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
5.   Investment in JWH Master:

The Advisor trades a portion of the assets allocated to the Advisor directly, in accordance with the systematic JWH Diversified Plus Program. On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master, a limited liability company organized under the laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemptions rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2011.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. JWH Master engages in such trading through commodity brokerage accounts maintained by CGM.

A non-managing member may withdraw all or part of its redeemable capital contributions and undistributed profits, if any, from JWH Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”), after a request for redemption has been made to the General Partner at least three days in advance of the Redemption date. The Unit of Member Interest is classified as a liability when the non-managing member elects to redeem and informs JWH Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and National Futures Association fees (collectively, the “clearing fees”) are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At June 30, 2011, the Partnership owned approximately 78.7% of JWH Master. At December 31, 2010, the Partnership owned approximately 78.7% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2011 and 2010 are presented below:
JWH Master Fund LLC
Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$63,527,231	$58,147,328
Cash margin	4,535,267	9,601,427
Net unrealized appreciation on open futures contracts	244,606	4,314,312

Total assets	$68,307,104	$72,063,067

Liabilities and Member’s Capital:
Liabilities:
Accrued expenses:
Professional fees	$66,614	$71,427

Total liabilities	66,614	71,427

Members’ Capital:
Members’ Capital, 20,707.2322 and 21,244.0589 units outstanding at June 30, 2011 and December 31, 2010, respectively	68,240,490	71,991,640

Total liabilities and members’ capital	$68,307,104	$72,063,067

Net asset value per unit	$3,295.49	$3,388.79

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

JWH Master Fund LLC
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	290	$(46,825)	(0.07)%
Grains	40	(29,000)	(0.04)
Indices	10	(2,476)	(0.00)*
Interest Rates U.S.	338	58,195	0.08
Interest Rates Non-U.S.	384	202,521	0.30
Metals	39	(97,110)	(0.14)
Softs	212	90,440	0.13

Total futures contracts purchased		175,745	0.26

Futures Contracts Sold
Currencies	26	(13,056)	(0.02)
Energy	80	(358,677)	(0.52)
Grains	156	664,487	0.97
Indices	35	(52,773)	(0.08)
Softs	68	(171,120)	(0.25)

Total futures contracts sold		68,861	0.10

Net fair value		$244,606	0.36%

* Due to rounding.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
JWH Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$2,853	$13,982	$18,019	$20,668

Total investment income	2,853	13,982	18,019	20,668

Expenses:
Clearing fees	24,279	27,690	47,402	44,098
Professional fees	9,613	35,021	51,837	54,212

Total expenses	33,892	62,711	99,239	98,310

Net investment income (loss)	(31,039)	(48,729)	(81,220)	(77,642)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,135,483)	4,255,450	2,366,740	20,609
Change in net unrealized gains (losses) on open contracts	(4,021,844)	89,664	(4,069,706)	2,026,418

Total trading results	(6,157,327)	4,345,114	(1,702,966)	2,047,027

Net income (loss)	(6,188,366)	4,296,385	(1,784,186)	1,969,385
Subscriptions	1,339,128	763,200	3,104,626	1,111,200
Redemptions	(2,884,264)	(3,504,287)	(5,053,571)	(5,471,866)
Distribution of interest income to feeder funds	(2,853)	(13,982)	(18,019)	(20,668)

Net increase (decrease) in Members’ Capital	(7,736,355)	1,541,316	(3,751,150)	(2,411,949)
Members’ capital, beginning of period	75,976,845	52,979,751	71,991,640	56,933,016

Members’ capital, end of period	$68,240,490	$54,521,067	$68,240,490	$54,521,067

Net asset value per unit (20,707.2322 and 21,372.2078 units outstanding at June 30, 2011 and 2010, respectively)	$3,295.49	$2,551.03	$3,295.49	$2,551.03

Net income (loss) per unit*	$(299.90)	$194.97	$(92.44)	$94.06

Weighted average units outstanding	21,067.6848	22,436.0353	21,231,9599	22,734,0656

*	Based on change in net asset value per unit.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

     JWH Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$1,239,966	$1,239,966	$—	$—

Total assets	1,239,966	1,239,966	—	—

Liabilities
Futures	995,360	995,360	—	—

Total Liabilites	995,360	995,360	—	—

Net fair value	$244,606	$244,606	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$5,068,371	$5,068,371	$—	$—

Total assets	5,068,371	5,068,371	—	—

Liabilities
Futures	754,059	754,059	—	—

Total Liabilites	754,059	754,059	—	—

Net fair value	$4,314,312	$4,314,312	$—	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
Financial Highlights of JWH Master:
Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$(299.57)	$195.94	$(90.84)	$95.58
Interest income	0.14	0.63	0.86	0.93
Expenses**	(0.47)	(1.60)	(2.46)	(2.45)

Increase (decrease) for the period	(299.90)	194.97	(92.44)	94.06
Distributions of interest income to feeder funds	(0.14)	(0.63)	(0.86)	(0.93)
Net asset value per unit, beginning of period	3,595.53	2,356.69	3,388.79	2,457.90

Net asset value per unit, end of period	$3,295.49	$2,551.03	$3,295.49	$2,551.03

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.2)%	(0.4)%	(0.2)%	(0.3)%

Operating expenses	0.2%	0.5%	0.3%	0.4%

Total return	(8.3)%	8.3%	(2.7)%	3.8%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).
The above ratios may vary for individual investors based on the timing of capital transactions during the period.
Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

The following tables indicate JWH Master’s gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

June 30, 2011
Assets
Futures Contracts
Currencies	$112,100
Grains	664,488
Interest Rates U.S.	94,063
Interest Rates Non-U.S.	247,000
Softs	122,315

Total unrealized appreciation on open futures contracts	$1,239,966

Liabilities
Futures Contracts
Currencies	$(171,981)
Energy	(358,677)
Grains	(29,000)
Indices	(55,249)
Interest Rates U.S.	(35,869)
Interest Rates Non-U.S.	(44,479)
Metals	(97,110)
Softs	(202,995)

Total unrealized depreciation on open futures contracts	$(995,360)

Net unrealized appreciation on open futures contracts	$244,606 *

December 31, 2010
Assets
Futures Contracts
Currencies	$608,700
Energy	362,521
Grains	530,375
Indices	57,461
Interest Rates U.S.	342,828
Interest Rates Non-U.S.	149,777
Metals	2,104,700
Softs	912,009

Total unrealized appreciation on open futures contracts	$5,068,371

Liabilities
Futures Contracts
Currencies	$(41,600)
Energy	(4,600)
Interest Rates U.S.	(21,275)
Interest Rates Non-U.S.	(338,537)
Softs	(348,047)

Total unrealized depreciation on open futures contracts	$(754,059)

Net unrealized appreciation on open futures contracts	$4,314,312 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on JWH Master’s Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
The following tables indicate JWH Master’s total trading results, by market sector, on derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Sector	June 30, 2011	June 30, 2010	June 30 2011	June 30, 2010
Currencies	$395,620	$1,058,720	$(797,227)	$1,742,762
Energy	(3,084,058)	(1,068,686)	1,231,439	(1,940,042)
Grains	(2,204,276)	(660,176)	(3,691,176)	(644,537)
Indices	(341,464)	(305,778)	(1,312,429)	(432,378)
Interest Rates U.S.	449,115	1,896,270	246,308	1,613,358
Interest Rates Non-U.S.	227,357	2,507,225	21,036	2,551,169
Metals	(376,940)	891,515	841,955	(1,705,645)
Softs	(1,222,681)	26,024	1,757,128	862,340

Total	$(6,157,327)*	$4,345,114 *	$(1,702,966)*	$2,047,027 *

*	This amount is in “Total trading results” on JWH Master’s Statements of Income and Expenses and Changes in Members’ Capital.

6.	Financial Instrument Risks:

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and JWH Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and JWH Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk, as the sole counterparty or broker with respect to the Partnership and JWH Master assets CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership and JWH Master counterparty is an exchange or clearing organization.

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
June 30, 2011
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
     The Partnership and JWH Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Westport JWH Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s and JWH Master’s financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master, (ii) equity in trading account, consisting of cash, net unrealized depreciation on open futures contracts and net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Partnership capital decreased 7.6% from $64,695,711 to $59,764,258. This decrease was attributable to net loss from operations of $4,990,272 coupled with the redemption of 2,059.1080 Redeemable Units totaling $3,571,963 which was partially offset with subscriptions of 2,040.782 Redeemable Units totaling $3,630,782. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of its members increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemption of Units of Member Interest and distributions of profits if any.

For the six months ended June 30, 2011, JWH Master’s capital decreased 5.2% from $71,991,640 to $68,240,490. This decrease was attributable to a net loss from operations of $1,784,186 coupled with the redemptions of 1,417.3410 Units of Member Interest totaling $5,053,571 and distribution of interest income to feeder funds totaling $18,019, which was partially offset by the subscriptions of 880.5143 Units of Member Interest totaling $3,104,626. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     The Partnership and JWH Master record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s second quarter of 2011, the net asset value per unit decreased 10.8% from $1,803.10 to $1,609.13 as compared to an increase of 4.6% in the second quarter of 2010. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2011 of $6,020,419. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in energy, grains, livestock, metals, softs and indices and were partially offset by gains in currencies and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $3,332,195. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures currencies, U.S. and non U.S. interest rates and metals and were partially offset by losses in energy, grains, livestock, softs and indices.
     During the second quarter of 2011, the most significant losses were incurred within the agricultural sector, primarily during May, from long futures positions in soybeans as prices fell due to speculation that U.S. exports may slow as output rose from South America and higher interest rates limit demand in China, the world’s biggest importer of soybeans. Within the energy markets, losses were incurred primarily during May from long futures positions in crude oil and its related products as prices moved lower on speculation that a weakening global economy and the European debt crisis may lead to reduced energy demand. Within the global stock index markets, losses were incurred primarily during June from long positions in U.S., Pacific Rim, and European equity index futures as prices moved lower on concerns about the overall pace of the global economic recovery. Within the metals markets, losses were incurred primarily during May from long positions in silver futures as prices fell sharply from a 31-year high. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate markets, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Within the currency markets, gains were achieved primarily during April from long positions in the Swiss franc, euro, and British pound versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.

During the Partnership’s six months ended June 30,2011, the net asset value per unit decreased 7.6% from $1,741.05 to $1,609.13 as compared to a decrease of 1.5% during the six months ended June 30, 2010. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2011 of $2,297,200. Losses were primarily attributable to the Partnership’s and JWH Master’s trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock and indices and were partially offset by gains in energy, U.S. interest rates, metals and softs. The Partnership experienced a net trading gain before brokerage fees and related fees for the six months ended June 30, 2010 of $1,278,834. Gains were primarily attributable to the Partnership’s and JWH Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and softs and were partially offset by losses in energy, grains livestock, metals and indices.
     During the six months ended 2011, the most significant losses were incurred within the agricultural markets, primarily during May, from futures positions in soybeans as prices moved in a volatile, trendless manner throughout a majority of the first half of the year due to inconsistent supply and demand factors. Within the global stock index markets, losses were incurred primarily during March from long positions in Japanese equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. Within the currency markets, losses were incurred primarily during May from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. A portion of the Partnership’s losses for the first half of the year was offset by gains achieved within the energy markets during the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the metals markets, gains were achieved primarily during February, March, and April from long futures positions in silver and gold as silver futures prices ultimately advanced to a 31-year high and gold futures prices reached an all-time high. Within the global interest rate markets, gains were achieved primarily during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the potential profit or loss. The profitability of the Partnership and JWH Master depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master) account was earned at the monthly average of the 30-day U.S. Treasury bill rate. CGM may continue to maintain the Partnership’s assets in cash. Interest income for the three and six months ended June 30, 2011 decreased by $10,058 and $3,001, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership, JWH Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and six months ended June 30, 2011 increased by $162,565 and $386,195, respectively, as compared to the corresponding periods in 2010. The increase in brokerage fees and clearing fees is due to higher average net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2011 increased by $74,969 and $164,226, respectively, as compared to the corresponding period in 2010. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. Trading performance for the three and six month ended June 30, 2011, resulted in incentive fees of $4,081 and $4,693, respectively. There were no incentive fees earned for the three and six months ended June 30, 2010.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of June 30, 2011 and December 31, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011 and December 31, 2010. As of June 30, 2011, the Partnership’s total capitalization was $59,764,258.
June 30, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$713,557	1.19%
Energy	380,096	0.64%
Grains	403,405	0.67%
Indices	172,868	0.29%
Interest Rates U.S.	308,645	0.52%
Interest Rates Non-U.S.	866,360	1.45%
Livestock	50,700	0.08%
Metals	218,491	0.37%
Softs	391,945	0.66%

Total	$3,506,067	5.87%

          As of December 31, 2010, the Partnership’s total capitalization was $64,695,711.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$963,589	1.49%
Energy	689,135	1.07%
Grains	818,882	1.27%
Indices	321,889	0.50%
Interest Rates U.S.	479,109	0.74%
Interest Rates Non-U.S.	775,022	1.20%
Livestock	8,000	0.01%
Metals	1,135,249	1.75%
Softs	1,513,386	2.34%

Total	$6,704,261	10.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments through JWH Master by market category as of June 30, 2011 and December 31, 2010 and the highest, lowest and average values at any point during the three months ended June 30, 2011, and the highest, lowest and average value at any point during the twelve months ended December 31, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2011 the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor, was as follows:

June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$110,400	0.19%	$235,500	$84,120	$139,800
Energy	97,675	0.16%	168,805	69,420	125,373
Grains	46,500	0.08%	89,000	46,500	61,667
Indices	67,292	0.11%	167,219	59,603	94,430
Interest Rates U.S.	50,700	0.09%	73,300	37,600	53,867
Interest Rates Non -U.S.	80,372	0.13%	132,491	49,147	76,190
Livestock	6,000	0.01%	9,600	4,800	6,800
Metals	32,368	0.05%	100,854	28,494	50,492
Softs	66,800	0.11%	144,400	66,800	85,133

Totals	$558,107	0.93%

*	Average of month-end Values at Risk.
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$94,820	0.15%	$167,600	$58,028	$107,473
Energy	63,360	0.10%	112,000	32,400	74,898
Grains	82,250	0.13%	82,250	5,500	47,330
Indices	144,026	0.22%	146,234	21,287	94,506
Interest Rates U.S.	18,950	0.03%	60,950	12,896	42,183
Interest Rates Non -U.S.	52,442	0.08%	103,150	19,462	77,242
Livestock	8,000	0.01%	13,600	4,900	8,917
Metals	94,835	0.15%	102,231	20,007	84,204
Softs	105,600	0.16%	105,600	22,800	72,203

Totals	$664,283	1.03%

*	Annual average of month-end Values at Risk.

As of June 30, 2011, JWH Master’s total capitalization was $68,240,490. The Partnership owned approximately 78.7% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$766,400	1.12%	$1,455,555	$580,500	$817,967
Energy	358,858	0.53%	1,306,664	68,850	568,957
Grains	453,500	0.66%	793,000	155,400	467,333
Indices	178,526	0.26%	444,121	80,307	208,816
Interest Rates U.S.	307,300	0.45%	694,400	307,300	353,833
Interest Rates Non -U.S.	1,015,334	1.49%	1,076,903	433,200	749,094
Metals	175,500	0.26%	1,760,160	175,500	878,607
Softs	490,400	0.72%	1,453,800	97,200	866,467

Total	$3,745,818	5.49%

*	Average of month-end Values at Risk.
     As of December 31, 2010, JWH Master’s Capitalization was $71,991,640. The Partnership owned approximately 78.7% of JWH Master. The JWH Master’s value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,103,900	1.54%	$1,502,400	$46,800	$911,350
Energy	795,140	1.10%	941,200	58,100	672,278
Grains	936,000	1.30%	1,042,000	21,645	530,709
Indices	226,001	0.31%	350,360	83,364	203,797
Interest Rates U.S.	584,700	0.81%	624,600	60,068	425,373
Interest Rates Non -U.S.	918,145	1.28%	982,359	163,217	672,177
Metals	1,322,000	1.84%	1,322,000	39,984	736,005
Softs	1,788,800	2.48%	1,788,800	268,000	791,066

Total	$7,674,686	10.66%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by Partnership’s Quarterly Report on form 10-Q for the quarter ended March 31, 2011.

Item 1A.	Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2011, there were subscriptions of 864.7387 Redeemable Units totaling $1,548,910. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D, as well as to a small number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2011 - April 30, 2011	150.3333	$1,921.97	N/A	N/A
May 1, 2011 - May 31, 2011	187.6166	$1,681.58	N/A	N/A
June 1, 2011 - June 30, 2011	673.3771	$1,609.13	N/A	N/A
Total	1,011.3270	$1,669.07

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6. Exhibits
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).
(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2011, dated June 1, 2011 (filed as Exhibit 10.3 to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	– Section 1350 Certification (Certification of President and Director)

32.2	– Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT JWH FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 15, 2011