Form 10-Q
period 2011-09-30
WESTPORT JWH FUTURES FUND LP
filed 2011-11-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes     No X

As of October 31, 2011, 36,487.1235 Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at September 30, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements including the Financial Statements of JWH Master Fund LLC (unaudited)	7 – 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 – 26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27 – 29

Item 4.	Controls and Procedures	30

PART II — Other Information		31 – 35

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX	—	31.1 Certification
EX	—	31.2 Certification
EX	—	32.1 Certification
EX	—	32.2 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in JWH Master, at fair value	$57,680,983	$56,636,675
Equity in trading account:
Cash	6,654,184	7,604,362
Cash margin	804,769	735,316
Net unrealized appreciation on open futures contracts	285,848	329,705
Net unrealized appreciation on open forward contracts	177,575	99,712

Total trading equity	65,603,359	65,405,770
Interest receivable	0	544

Total assets	$65,603,359	$65,406,314

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$287,015	$299,779
Management fees	108,620	108,308
Other	144,253	121,685
Redemptions payable	144,257	180,831

Total liabilities	684,145	710,603

Partners’ Capital:
General Partner, 400.0879 unit equivalents outstanding at September 30, 2011 and December 31, 2010	697,205	696,573
Limited Partners, 36,853.5732 and 36,758.9460 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	64,222,009	63,999,138

Total partners’ capital	64,919,214	64,695,711

Total liabilities and partners’ capital	$65,603,359	$65,406,314

Net asset value per unit	$1,742.63	$1,741.05

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	15	$7,738	0.01%
Grains	4	(15,500)	(0.02)
Interest Rates U.S.	58	68,131	0.10
Interest Rates Non-U.S.	44	(30,351)	(0.05)
Livestock	5	3,700	0.01
Metals	4	2,980	0.00 *
Softs	1	(2,090)	(0.00)*

Total futures contracts purchased		34,608	0.05

Futures Contracts Sold
Currencies	28	49,200	0.08
Energy	41	110,010	0.17
Grains	13	41,292	0.06
Indices	33	(26,887)	(0.04)
Metals	2	48,175	0.07
Softs	9	29,450	0.05

Total futures contracts sold		251,240	0.39

Unrealized Appreciation on Open Forward Contracts
Metals	14	177,575	0.27

Total unrealized appreciation on open forward contracts		177,575	0.27

Investment in JWH Master		57,680,983	88.85

Net fair value		$58,144,406	89.56%

*	Due to rounding.

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

Westport JWH Futures Fund L.P.
Statements of Income and Expenses and Changes in Partner’s Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$224	$1,988	$2,259	$4,893
Interest income from investment in JWH Master	1,702	11,817	15,191	27,437

Total investment income	1,926	13,805	17,450	32,330

Expenses:
Brokerage fees including clearing fees	895,148	752,990	2,726,832	2,198,479
Management fees	331,270	265,110	1,003,152	772,766
Incentive fees	580	0	5,273	0
Other expenses	53,723	91,508	254,060	277,841

Total expenses	1,280,721	1,109,608	3,989,317	3,249,086

Net investment income (loss)	(1,278,795)	(1,095,803)	(3,971,867)	(3,216,756)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in JWH Master
Net realized gains (losses) on closed contracts	(63,022)	(22,057)	(453,840)	(315,497)
Net realized gains (losses) on investment in JWH Master	2,415,415	3,000,133	4,289,872	2,990,223
Change in net unrealized gains (losses) on open contracts	612,136	355,380	34,006	314,519
Change in net unrealized gains (losses) on investment in JWH Master	3,267,653	2,747,915	64,944	4,370,960

Total trading results	6,232,182	6,081,371	3,934,982	7,360,205

Net income (loss)	4,953,387	4,985,568	(36,885)	4,143,449
Subscriptions-Limited Partners	744,000	1,415,700	4,374,782	2,654,700
Redemptions-Limited Partners	(542,431)	(1,061,235)	(4,114,394)	(4,732,724)
Redemptions-General Partner	0	0	0	(150,000)

Net increase (decrease) in Partners’ capital	5,154,956	5,340,033	223,503	1,915,425
Partners’ Capital, beginning of period	59,764,258	50,036,777	64,695,711	53,461,385

Partners’ Capital, end of period	$64,919,214	$55,376,810	$64,919,214	$55,376,810

Net asset value per unit (37,253.6611 and 36,301.2577 units outstanding at September 30, 2011 and 2010, respectively)	$1,742.63	$1,525.48	$1,742.63	$1,525.48

Net income (loss) per unit*	$133.50	$136.68	$1.58	$116.05

Weighted average units outstanding	37,235.4953	36,497.5175	37,591.3365	37,140.9871

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

As of September 30, 2011, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$143.83	$146.07	$34.75	$143.47
Interest income	0.05	0.38	0.48	0.87
Expenses **	(10.38)	(9.77)	(33.65)	(28.29)

Increase (decrease) for the period	133.50	136.68	1.58	116.05
Net asset value per unit, beginning of period	1,609.13	1,388.80	1,741.05	1,409.43

Net asset value per unit, end of period	$1,742.63	$1,525.48	$1,742.63	$1,525.48

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011		2010
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.9)%		(8.4)%	(8.0)%		(8.4)%

Operating expenses	7.9%		8.5%	8.1%		8.5%
Incentive fees	—	%*****	—%	0.0	%*****	—%

Total expenses	7.9%		8.5%	8.1%		8.5%

Total return:
Total return before incentive fees	8.3%		9.8%	0.1%		8.2%
Incentive fees	—	%*****	—%	—	%*****	—%

Total return after incentive fees	8.3%		9.8%	0.1%		8.2%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership, during the three months ended September 30, 2011 and 2010 were 273 and 237, respectively. The monthly average number of futures contracts traded directly by the Partnership, during the nine months ended September 30, 2011 and 2010 were 275 and 248, respectively. The monthly average number of metal forward contracts traded directly by the Partnership, during the three months ended September 30, 2011 and 2010 were 45 and 24, respectively. The monthly average number of metal forward contracts traded directly by the Partnership, during the nine months ended September 30, 2011 and 2010 were 29 and 23, respectively.

The monthly average number of futures contracts traded by JWH Master, during the three months ended September 30, 2011 and 2010 were 2,604 and 2,203, respectively. The monthly average number of futures contracts traded by JWH Master, during the nine months ended September 30, 2011 and 2010 were 2,216 and 2,158, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

     The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

Assets	September 30,
Futures Contracts	2011
Currencies	$56,938
Energy	110,010
Grains	41,292
Indices	28,600
Interest Rates U.S.	77,906
Livestock	3,700
Metals	51,155
Softs	29,450

Total unrealized appreciation on open futures contracts	$399,051

Liabilities
Futures Contracts
Grains	$(15,500)
Indices	(55,487)
Interest Rates U.S.	(9,775)
Interest Rates non-U.S.	(30,351)
Softs	(2,090)

Total unrealized depreciation on open futures contracts	$(113,203)

Net unrealized appreciation on open futures contracts	$285,848 *

Assets	September 30,
Forward Contracts	2011
Metals	$177,575

Total unrealized appreciation on open forward contracts	$177,575

Net unrealized appreciation on open forward contracts	$177,575	**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

The following tables indicate the trading results, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2011 and 2010.

	Three Months	Three Months	Nine Months		Nine Months
Sector	September 30, 2011	September 30, 2010	September 30, 2011		September 30, 2010
Currencies	$(122,970)	$31,581	$(347,204)		$49,757
Energy	181,931	(134,318)	(109,991)		(310,907)
Grains	(63,360)	74,628	(189,793)		(29,836)
Indices	(160,944)	(128,862)	(413,564)		(308,027)
Interest Rates U.S.	317,946	166,788	324,972		317,804
Interest Rates Non-U.S.	343,763	162,548	327,452		501,752
Livestock	12,600	16,630	(31,790)		11,810
Metals	171,660	(38,244)	101,190		(153,078)
Softs	(131,512)	182,572	(81,106)		(80,253)

Total	$549,114 ***	$333,323 ***	$(419,834	)***	$(978	)***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

      The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (or other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$399,051	$399,051	$—	$—
Forwards	177,575	177,575	—	—

Investment in JWH Master	57,680,983	—	57,680,983	—

Total assets	$58,257,609	$576,626	$57,680,983	$—

Liabilities
Futures	$113,203	$113,203	$—	$—

Total Liabilities	$113,203	$113,203	$—	$—

Net fair value	$58,144,406	$463,423	$57,680,983	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010*	(Level 1)	(Level 2)	(Level 3)

Assets
Forwards	$99,712	$99,712	$—	$—
Futures	425,214	425,214	—	—
Investment in JWH Master	56,636,675	—	56,636,675	—

Total assets	$57,161,601	$524,926	$56,636,675	—

Liabilities
Futures	$95,509	$95,509	$—	$—

Total Liabilities	95,509	95,509	—	—

Net fair value	$57,066,092	$429,417	$56,636,675	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2011.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

At September 30, 2011, the Partnership owned approximately 78.7% of JWH Master. At December 31, 2010, the Partnership owned approximately 78.7% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2011 and 2010 are presented below:
JWH Master Fund LLC
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$58,771,805	$58,147,328
Cash margin	10,231,524	9,601,427
Net unrealized appreciation on open futures contracts	4,362,524	4,314,312

Total assets	$73,365,853	$72,063,067

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$68,920	$71,427

Total liabilities	68,920	71,427

Members’ Capital:
Members’ Capital, 20,080.8437 and 21,244.0589 units outstanding at September 30, 2011 and December 31, 2010, respectively	73,296,933	71,991,640

Total liabilities and members’ capital	$73,365,853	$72,063,067

Net asset value per unit	$3,650.09	$3,388.79

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

JWH Master Fund LLC
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	165	$(38,388)	(0.05)%
Interest Rates U.S.	355	912,633	1.24
Interest Rates Non-U.S.	423	(96,683)	(0.13)

Total futures contracts purchased		777,562	1.06

Futures Contracts Sold
Currencies	348	786,675	1.07
Energy	243	698,838	0.95
Grains	469	1,811,275	2.47
Indices	65	(71,365)	(0.09)
Metals	88	120,030	0.16
Softs	450	239,509	0.33

Total futures contracts sold		3,584,962	4.89

Net fair value		$4,362,524	5.95%

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
JWH Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$2,271	$15,633	$20,290	$36,301

Total investment income	2,271	15,633	20,290	36,301

Expenses:
Clearing fees	22,306	21,826	69,708	65,924
Professional fees	4,494	33,631	56,331	87,843

Total expenses	26,800	55,457	126,039	153,767

Net investment income (loss)	(24,529)	(39,824)	(105,749)	(117,466)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,069,927	3,722,007	5,436,667	3,742,616
Change in net unrealized gains (losses) on open contracts	4,117,918	3,483,345	48,212	5,509,763

Total trading results	7,187,845	7,205,352	5,484,879	9,252,379

Net income (loss)	7,163,316	7,165,528	5,379,130	9,134,913
Subscriptions	870,200	1,132,560	3,974,826	2,243,760
Redemptions	(2,974,802)	(2,886,082)	(8,028,373)	(8,357,948)
Distribution of interest income to feeder funds	(2,271)	(15,633)	(20,290)	(36,301)

Net increase (decrease) in Members’ Capital	5,056,443	5,396,373	1,305,293	2,984,424
Members’ capital, beginning of period	68,240,490	54,521,067	71,991,640	56,933,016

Members’ capital, end of period	$73,296,933	$59,917,440	$73,296,933	$59,917,440

Net asset value per unit (20,080.8437 and 20,724.1361 units outstanding at September 30, 2011 and 2010, respectively)	$3,650.09	$2,891.19	$3,650.09	$2,891.19

Net income (loss) per unit*	$354.71	$340.90	$262.27	$434.96

Weighted average units outstanding	20,409.3753	21,522.4463	20,957.7650	22,330.1925

*	Based on change in net asset value per unit.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

     JWH Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, JWH Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values from those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$4,957,109	$4,957,109	$—	$—

Total assets	4,957,109	4,957,109	—	—

Liabilities
Futures	594,585	594,585	—	—

Total Liabilities	594,585	594,585	—	—

Net fair value	$4,362,524	$4,362,524	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$5,068,371	$5,068,371	$—	$—

Total assets	5,068,371	5,068,371	—	—

Liabilities
Futures	754,059	754,059	—	—

Total Liabilities	754,059	754,059	—	—

Net fair value	$4,314,312	$4,314,312	$—	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
Financial Highlights of JWH Master:
Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$354.82	$341.76	$263.98	$437.34
Interest income	0.11	0.74	0.97	1.67
Expenses**	(0.22)	(1.60)	(2.68)	(4.05)

Increase (decrease) for the period	354.71	340.90	262.27	434.96
Distributions of interest income to feeder funds	(0.11)	(0.74)	(0.97)	(1.67)
Net asset value per unit, beginning of period	3,295.49	2,551.03	3,388.79	2,457.90

Net asset value per unit, end of period	$3,650.09	$2,891.19	$3,650.09	$2,891.19

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.1)%	(0.3)%	(0.2)%	(0.3)%

Operating expenses	0.2%	0.4%	0.2%	0.4%

Total return	10.8%	13.4%	7.7%	17.7%

***	Annualized.

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period.
Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

The following tables indicate JWH Master’s gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30,
2011
Assets
Futures Contracts
Currencies	$899,663
Energy	699,229
Grains	1,811,275
Interest Rates U.S.	927,295
Interest Rates Non-U.S.	161,657
Metals	120,030
Softs	337,960

Total unrealized appreciation on open futures contracts	$4,957,109

Liabilities
Futures Contracts
Currencies	$(151,375)
Energy	(390)
Indices	(71,365)
Interest Rates U.S.	(14,663)
Interest Rates Non-U.S.	(258,341)
Softs	(98,451)

Total unrealized depreciation on open futures contracts	$(594,585)

Net unrealized appreciation on open futures contracts	$4,362,524 *

December 31, 2010
Assets
Futures Contracts
Currencies	$608,700
Energy	362,521
Grains	530,375
Indices	57,461
Interest Rates U.S.	342,828
Interest Rates Non-U.S.	149,777
Metals	2,104,700
Softs	912,009

Total unrealized appreciation on open futures contracts	$5,068,371

Liabilities
Futures Contracts
Currencies	$(41,600)
Energy	(4,600)
Interest Rates U.S.	(21,275)
Interest Rates Non-U.S.	(338,537)
Softs	(348,047)

Total unrealized depreciation on open futures contracts	$(754,059)

Net unrealized appreciation on open futures contracts	$4,314,312 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on JWH Master’s Statements of Financial Condition.

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
The following tables indicate JWH Master’s total trading results, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Sector	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Currencies	$974,336	$2,412,125	$177,106	$4,154,887
Energy	(1,145,165)	(1,657,922)	86,274	(3,597,964)
Grains	(675,562)	1,629,264	(4,366,738)	984,727
Indices	94,951	(336,626)	(1,217,477)	(769,004)
Interest Rates U.S.	3,480,976	1,504,568	3,727,285	3,117,926
Interest Rates Non-U.S.	4,923,428	862,921	4,944,464	3,414,090
Metals	(118,275)	1,039,070	723,680	(666,575)
Softs	(346,844)	1,751,952	1,410,285	2,614,292

Total	$7,187,845 *	$7,205,352 *	$5,484,879 *	$9,252,379 *

*	This amount is in “Total trading results” on JWH Master’s Statements of Income and Expenses and Changes in Members’ Capital.

6.	Financial Instrument Risks:

In the normal course of business, the Partnership and JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards and futures whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures contracts. OTC contracts are negotiated between contracting parties and include certain forwards contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and JWH Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and JWH Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership and JWH Master assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s and JWH Master’s counterparty is an exchange or clearing organization.

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
September 30, 2011
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

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and JWH Master did not hold any derivative instruments for which market quotations were not readily available and which were provided by the broker-dealers that derive fair values from those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Westport JWH Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
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

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master, and (ii) equity in trading account, consisting of cash, cash equivalents, net unrealized appreciation on open futures contracts and open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Partnership capital increased 0.3% from $64,695,711 to $64,919,214. This increase was attributable to the subscriptions of 2,457.9097 Redeemable Units totaling $4,374,782 which was partially offset by a net loss from operations of $36,885 coupled with the redemption of 2,363.2825 Redeemable Units totaling $4,114,394. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of its members increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemption of Units of Member Interest and distributions of profits if any.

For the nine months ended September 30, 2011, JWH Master’s capital increased 1.8% from $71,991,640 to $73,296,933. This increase was attributable to a net income from operations of $5,379,130 coupled with the subscriptions of 1,114.1209 Units of Member Interest totaling $3,974,826, which was partially offset by the redemption of 2,277.3361 Units of Member Interest totaling $8,028,373 and distribution of interest income to feeder funds totaling $20,290. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     The Partnership and JWH Master record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’/Members’ Capital, as applicable.

Results of Operations
     During the Partnership’s third quarter of 2011, the net asset value per unit increased 8.3% from $1,609.13 to $1,742.63 as compared to an increase of 9.8% in the third quarter of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $6,232,182. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and metals were partially offset by losses in energy, grains, softs and indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $6,081,371. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, grains, livestock, U.S. and non U.S. interest rates, metals and softs and were partially offset by losses in energy and indices.
      The most significant gains were achieved within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Gains were recorded within the currency markets, primarily during July, from long positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of these currencies were buoyed higher against the U.S. dollar by increased “safe haven” demand. Within the metals markets, gains were experienced primarily during July and August from long positions in gold and silver futures after prices moved higher as escalating concern that the global economy is slowing boosted demand for the precious metals. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural complex, primarily during September, due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the energy sector, losses were recorded primarily during August from long futures positions in gas oil, brent crude, and heating oil as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Losses also were experienced within the global stock index markets, primarily during July and August, from long positions in European, U.S., and Japanese equity index futures as prices dropped due to the U.S. debt ceiling debate and following Standard & Poor’s downgrade of the United States’ sovereign credit rating.

During the Partnership’s nine months ended September 30, 2011, the net asset value per unit increased 0.1% from $1,741.05 to $1,742.63 as compared to an increase of 8.2% during the nine months ended September 30, 2010. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2011 of $3,934,982. Gains were primarily attributable to the Partnership’s and JWH Master’s trading of commodity futures in U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, energy, grains, livestock and indices. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2010 of $7,360,205. Gains were primarily attributable to the Partnership’s and JWH Master’s trading of commodity futures in currencies, grains, livestock, U.S. and non-U.S. interest rates, and softs and were partially offset by losses in energy, metals and indices.

The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Additional gains were achieved in this sector throughout the majority of the third quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals markets, gains were achieved primarily during February, March, and April from long futures positions in silver and gold as silver futures prices ultimately advanced to a 31-year high and gold futures prices reached an all-time high. Further gains were recorded during July and August from long positions in gold and silver futures after prices continued to trend higher as escalating concern that the global economy is slowing boosted demand for the precious metals. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the agricultural sector from futures positions in soybeans as prices moved in a volatile, trendless manner throughout a majority of the first half of the year due to inconsistent supply and demand factors. Additional losses were incurred during September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the global stock index markets, losses were incurred primarily during March from long positions in Japanese equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. During July and August, long positions in European, U.S., and Japanese equity index futures resulted in losses as prices dropped due to the U.S. debt ceiling debate and following Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the currency markets, losses were incurred primarily during May from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Losses were also experienced within the energy sector, primarily during May, due to long futures positions in crude oil and its related products as prices moved lower amid signs of a slowing global economic recovery.

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

Interest income on 80% of the daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) account was earned at the monthly average of the 30-day U.S. Treasury bill rate determined weekly by cash based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2011 decreased by $11,879 and $14,880, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership, JWH Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2011 increased by $142,158 and $528,353, respectively, as compared to the corresponding periods in 2010. The increase in brokerage fees and clearing fees is due to higher average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2011 increased by $66,160 and $230,386, respectively, as compared to the corresponding period in 2010. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. Trading performance for the three and nine month ended September 30, 2011, resulted in incentive fees of $580 and $5,273, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2010.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of September 30, 2011 and December 31, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Partnership’s total capitalization was $64,919,214.
September 30, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,062,670	1.64%
Energy	966,688	1.49%
Grains	859,274	1.32%
Indices	193,591	0.30%
Interest Rates U.S.	588,345	0.91%
Interest Rates Non-U.S.	1,196,395	1.84%
Livestock	50,700	0.08%
Metals	1,361,608	2.10%
Softs	859,793	1.32%

Total	$7,139,064	11.00%

          As of December 31, 2010, the Partnership’s total capitalization was $64,695,711.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$963,589	1.49%
Energy	689,135	1.07%
Grains	818,882	1.27%
Indices	321,889	0.50%
Interest Rates U.S.	479,109	0.74%
Interest Rates Non-U.S.	775,022	1.20%
Livestock	8,000	0.01%
Metals	1,135,249	1.75%
Softs	1,513,386	2.34%

Total	$6,704,261	10.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments through JWH Master by market category as of September 30, 2011 and December 31, 2010 and the highest, lowest and average values at any point during the three months ended September 30, 2011, and the highest, lowest and average value at any point during the twelve months ended December 31, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2011 the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor, was as follows:

September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$74,800	0.12%	$166,000	$62,400	121,933
Energy	146,010	0.22%	152,760	73,675	120,578
Grains	20,149	0.03%	64,000	20,149	44,575
Indices	137,194	0.21%	188,613	67,609	152,541
Interest Rates U.S.	68,400	0.11%	68,400	50,700	62,150
Interest Rates Non -U.S.	120,866	0.19%	120,866	75,599	111,054
Livestock	6,000	0.01%	6,000	6,000	6,000
Metals	132,433	0.20%	132,433	32,368	118,233
Softs	45,500	0.07%	68,600	29,900	55,300

Totals	$751,352	1.16%

*	Average of month-end Values at Risk.
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

As of September 30, 2011, JWH Master’s total capitalization was $73,296,933. The Partnership owned approximately 78.7% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,210,000	1.65%	$1,409,000	$624,875	$1,097,000
Energy	1,104,210	1.51%	1,152,052	82,500	874,545
Grains	1,032,750	1.41%	1,032,750	330,800	762,783
Indices	204,858	0.28%	539,176	71,639	295,096
Interest Rates U.S.	662,700	0.90%	737,200	252,700	612,933
Interest Rates Non -U.S.	1,434,693	1.96%	1,528,594	969,729	1,326,466
Metals	1,628,000	2.22%	2,612,000	175,500	2,140,667
Softs	1,084,870	1.48%	1,770,600	413,400	1,238,123

Total	$8,362,081	11.41%

*	Average of month-end Values at Risk.
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2011 and on Form 10-Q/A for the quarter ended June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC's investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM's role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.	Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2011 and on Form 10-Q/A for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2011, there were subscriptions of 417.1255 Redeemable Units totaling $744,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2011 - July 31, 2011	90.3554	$1,750.91	N/A	N/A
August 1, 2011 - August 31, 2011	131.0379	$1,831.30	N/A	N/A
September 1, 2011 - September 30, 2011	82.7812	$1,742.63	N/A	N/A
Total	304.1745	$1,783.29

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6. Exhibits
3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).
(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).
10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).
(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2011, dated June 1, 2010 (filed as Exhibit 10.3 to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1	– Section 1350 Certification (Certification of President and Director)

32.2	– Section 1350 Certification (Certification of Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT JWH FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date: November 14, 2011