Form 10-K
period 2011-12-31
WESTPORT JWH FUTURES FUND LP
filed 2012-03-30
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

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

Yes                  No X

Limited Partnership Redeemable Units with an aggregate value of $59,120,465 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, 36,727.4991 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General development of business. Westport JWH Futures Fund L.P., (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, commodity options, forward contracts and any other rights or interests pertaining thereto including interest in commodity pools. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs. The Partnership commenced trading operations on August 1, 1997. The commodity interests that are traded by the Partnership directly, and through its investment in JWH Master Fund LLC (“JWH Master”), are volatile and involve a high degree of market risk. A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997 (commencement of the offering period). Beginning May 30, 1997, 120,000 redeemable units of limited partnership interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 Redeemable per unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $404,000 to the Partnership’s trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately continues to offer Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 34 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also, indirectly owns Citigroup Global Markets Inc. (“CGM”) the commodity broker and selling agent for the Partnership and JWH Master. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (as defined below).

The Partnership’s trading of futures, forward and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profit and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profit, if any, net of distributions.

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

On January 2, 2008, 80% of the assets allocated to John W. Henry & Company, Inc. (“JWH” or the “Advisor”) for trading were invested in JWH Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by JWH Master using the JWH Global Analytics program (the “Global Analytics Program”), a proprietary systematic trading system, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on Page 11, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is the managing member of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing member of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading program discussed above during the year ended December 31, 2011.

The Partnership’s and JWH Master’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. The Partnership and JWH Master engage in such trading through commodity brokerage accounts maintained with CGM.

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

For the period January 1, 2011 through December 31, 2011, the approximate average market sector distribution for the Partnership was as follows:

*	Due to rounding

As of December 31, 2011 and 2010 the Partnership owned approximately 88.7% and 78.7%, respectively, of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. It is JWH’s intention to invest the assets allocated by the Partnership in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.

The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor which will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. The Management Agreement generally continue in effect until June 30th, of each year and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to the Advisor. The Management Agreement may be terminated upon 30 days written notice by either party.

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

(b) Financial information about segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2011, was $55,581,207.

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

An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/JWH Master’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s/JWH’s Master commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”), are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits an economically equivalent futures, options and swaps. The trading instructions of the Advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units of limited partnership interest as of December 31, 2011, was 903.

(c) Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2011, there were subscriptions of 3,461.9988 Redeemable Units totaling $6,184,782. For the twelve months ended December 31, 2010, there were subscriptions of 3,467.3878 Redeemable Units totaling $5,112,093. For the twelve months ended December 31, 2009, there were subscriptions of 2,699.3293 Redeemable Units totaling $4,610,000 and General Partner contributions representing 118.9902 unit equivalents totaling $200,000. The Redeemable Units were issued in reliance upon applicable exceptions from registration under section 4(2) of the Securities Act of 1933, as amended, and section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investor’s as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable units were purchased by accredited investor’s in a Private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures, forward and commodity option contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	448.5723	$1,537.54	N/A	N/A
November 1, 2011 — November 30, 2011	772.3821	$1,495.81	N/A	N/A
December 1, 2011 — December 31, 2011	559.1682	$1,516.22	N/A	N/A
	1,780.1226	$1,512.74

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) and investment in JWH Master net of brokerage fees (including clearing fees) of $3,496,531, $3,068,973, $3,732,225, $3,718,766 and $4,039,869, respectively	$(6,898,209)	$13,570,968	$(15,515,478)	$45,239,581	$(8,856,409)

Total interest income	$17,724	46,971	48,212	606,059	2,591,466

	$(6,880,485)	$13,617,939	$(15,467,266)	$45,845,640	$(6,264,943)

Net income (loss)	$(8,492,035)	$12,132,978	$(17,124,177)	$42,283,338	$(7,961,661)

Increase (decrease) in net asset value per unit	$(224.83)	$331.62	$(413.40)	$866.02	$(78.67)

Net asset value per unit	$1,516.22	$1,741.05	$1,409.43	$1,822.83	$956.81

Total assets	$56,931,451	$65,406,314	$54,122,746	$88,634,325	$49,479,294

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly through its investment in JWH Master, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership and JWH Master may employ futures, commodity options and forward contracts and any other rights or interest pertaining thereto, in those markets.

The General Partner manages all business of the Partnership and JWH Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to JWH. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships and JWH Master operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership and JWH Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

The Advisor specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term trends.

JWH trades its JWH Diversified Plus program (the “Diversified Plus Program”) directly on behalf of the Partnership and its Global Analytics Program indirectly on behalf of the Partnership, through the Partnership’s investment in the JWH Master. Since the JWH’s inception, the JWH investment philosophy has been based on the premise that market prices, rather than market fundamentals, are the key aggregators of information necessary to make investment decisions and that market prices, which may at first seem random, are actually related through time in complex, but discernable ways.

The Diversified Plus is a broadly diversified program that combines three separate two-phase (i.e., always maintains a position, either long or short in a market) reversal systems with a dynamic sizing of individual market positions based on volatility. The three trend-following models utilize different time horizons to permit multiple entry and exit points. Portfolio exposure will vary based on the relative positions (long or short) of the three models used. Like all JWH programs, it is non-predictive, trend-following, disciplined and systematic.

The Global Analytics Program, a proprietary, systematic trading system, invests in both long- and short-term price movements. The program invests in a broad spectrum of worldwide financial and non-financial markets, including interest rate, non-U.S. stock index, currency, metals, energy and agricultural contracts. The Global Analytics Program uses JWH’s five phase investment style (a position is maintained, long or short, in a market at all times) and JWH’s three phase investment style (positions are taken when trends are identified, but the program may take a neutral stance or liquidate open positions in non-trending markets).

As of December 31, 2011, the Partnership’s assets were allocated among the JWH programs as follows:

Percentage Allocation in the Partnership as of December 31, 2011
Broadly Diversified Programs
• JWH Global Analytics®	90%
• JWH Diversified Plus	10%

The allocation of assets among the investment programs, as well as the selection of the programs used, is dynamic. While JWH’s individual investment programs are proprietary systematic trading programs, the selection of programs as well as the allocation of assets among the programs are entirely discretionary.

As a managed futures Partnership, the Partnership’s and JWH Master’s performance is dependent upon the successful trading of the Advisor to achieve the Partnership’s and JWH Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to ensure compliance with the Partnership’s and JWH Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s and JWH Master’s objectives. The Partnership’s assets are allocated to two JWH investment programs: Global Analytics and Diversified Plus. The allocation was 90% and 10%, respectively. The assets allocated to the Global Analytics Program are traded through JWH Master. The assets allocated to the Diversified Plus Program are traded directly. During the period March 1, 2000 through December 31, 2007, JWH traded its Strategic Allocation Program on behalf of the Partnership. From the Partnership’s inception through February 29, 2000, JWH employed four of its programs in trading for the Partnership.

For the period January 1, 2011 through December 31, 2011 average allocation by commodity market sector for the assets traded directly by the Advisor pursuant to the JWH Diversified Plus Program and indirectly, pursuant to the Global Analytics Program was as follows.

John W. Henry & Company, Inc

Currencies	19.6%
Energy	14.3%
Grains	8.4%
Indices	14.8%
Interest Rates U.S.	7.1%
Interest Rates Non-U.S.	10.9%
Livestock	1.1%
Metals	12.1%
Softs	11.7%

JWH Master Fund LLC

Currencies	17.3%
Energy	9.3%
Grains	11.6%
Indices	3.2%
Interest Rates U.S.	7.5%
Interest Rates Non-U.S.	11.5%
Metals	22.1%
Softs	17.5%

(a) Liquidity.

The Partnership does not engage in the sales of goods or services. Its assets are its (i) investment in JWH Master, and (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

To minimize the risk relating to low margin deposits, the Partnership/JWH Master follow certain trading policies, including:

(i)	The Partnership/JWH Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)

The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66  2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership/JWH Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/JWH Master does not employ the trading technique commonly known as “pyramiding,” which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/JWH Master does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/JWH Master. “Spreads” and “straddles” describe a commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/JWH Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2011, through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 11.5%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the JWH Master.

In the normal course of business, the Partnership and JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options contracts whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include forwards and options contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimate at any given time approximately 0.1% to 2.4% of its contracts are traded OTC.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership and JWH Master risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and JWH Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and JWH Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and JWH Master have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership and JWH Master’s assets. Credit risk with respect to exchange traded instruments, is reduced to the extent that, through CGM, the Partnership and JWH Master counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2011, there were subscriptions of 3,641.9988 Redeemable Units totaling $6,184,782. For the year ended December 31, 2010, there were subscriptions of 3,467.3878 Redeemable Units totaling $5,112,093. For the year ended December 31, 2009, there were subscriptions of 2,699.3293 Redeemable Units totaling $4,610,000 and General Partner contributions representing 118.9902 unit equivalents totaling $200,000.

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 4,143.4051 Redeemable Units were redeemed totaling $6,807,251. For the year ended December 31, 2010, 4,130.3512 Redeemable Units were redeemed totaling $5,860,745 and 109.0964 General Partner unit equivalents were redeemed totaling $150,000. For the year ended December 31, 2009, 10,086.7047 Redeemable Units were redeemed totaling $16,615,340.

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

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit decreased 12.9% from $1,741.05 to $1,516.22. For the year ended December 31, 2010, the net asset value per unit increased 23.5% from $1,409.43 to $1,741.05. For the year ended December 31, 2009, the net asset value per unit decreased 22.7% from $1,822.83 to $1,409.43.

The Partnership experienced a net trading loss before brokerage fees and related fees in the year ended December 31, 2011, of $3,401,678. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals and indices and were partially offset by gains in U.S. and non-U.S. interest rates and softs. The net trading gains or losses realized from the Partnership and JWH Master is disclosed on page 33 under Item 8 “Financial Statements and Supplementary Data.”

The most significant losses during the year were incurred within the agricultural sector from futures positions in soybeans as prices moved in a volatile, trendless manner throughout a majority of the first half of the year due to inconsistent supply and demand factors. Additional losses were incurred during September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the global stock index markets, losses were incurred during March from long positions in Japanese equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. Additional losses were experienced within this sector during October from long positions in European equity index futures as prices fell on concern surrounding the resolution of the European debt crisis. Losses were also experienced within the energy sector, primarily during May, due to long futures positions in crude oil and its related products as prices moved lower amid signs of a slowing global economic recovery. Further losses were recorded during August from long futures positions in gas oil, Brent crude, and heating oil as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Within the currency markets, losses were incurred during May from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. During October, long positions in the Japanese yen versus the U.S. dollar resulted in additional currency losses as the value of the yen fell after the Bank of Japan intervened to weaken Japan’s currency for the third time during the year. Within the metals markets, losses were incurred in May from long positions in silver futures as prices fell sharply from a 31-year high. Additional losses were recorded in metals in September from long futures positions in gold and silver as prices reversed lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals as an alternative investment. Smaller losses in metals were experienced during October. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rate sector throughout the majority of the third quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Additional gains were recorded within this sector during December from long positions in European and U.S. fixed income futures as prices increased while European leaders struggled to find funding for the euro-zone rescue plan.

The Partnership experienced a net trading gain before brokerage fees and related fees in the year ended December 31, 2010, of $16,639,941. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, softs, livestock, metals and indices and were partially offset by losses in energy.

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

In the currencies sector, the Partnership registered its most significant gains in the euro, Swiss franc, and Japanese yen. As the European debt crisis loomed, the euro dropped to some of the lowest levels against the U.S. dollar. Separately, the Japanese yen reached its highest levels in 14 years compared to the U.S. dollar and the Swiss franc provided with solid gains in the second half of year as the dollar weakened leading up to the second round of quantitative easing.

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

In equity indices, the Partnership recorded losses earlier in the year as global equities sharply corrected. The European debt crisis and “Flash crash” of equities on May 6th came around the time that many economists were actively discussing the possibility of a double dip recession. Equity indices recovered from their lowest levels following the announcement of a European Union bailout of troubled nations within the European Union. Also, later in the year, the U.S. Federal Reserve announced a second round of quantitative easing which increased the appetite for riskier assets.

The Partnership registered losses in the energy sector, primarily from crude oil and its derivatives as oil remained range bound on concerns over global economic growth. Oil markets remained very volatile through most of the year and reacted sharply to global events and economic factors.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and twelve months ended December 31, 2011, decreased by $14,367 and $29,247, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Master’s accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended December 31, 2011, decreased by $100,795 and for the twelve months ended December 31, 2011, increased by $427,558, as compared to the corresponding periods in 2010. The decrease in brokerage fees and clearing fees is due to lower average net assets during the three months ended December 31, 2011, and the increase in brokerage fees and clearing fees is due to higher average net assets during for the twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended December 31, 2011, decreased by $25,917 and for the twelve months ended December 31, 2011, increased by $204,469 as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three months ended December 31, 2011, and the increase in management fees is due to higher average net assets during for the twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended December 31, 2011. Trading performance for the year ended December 31, 2011, resulted in incentive fees of $5,273.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $238,105 and $366,087, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $81,738 and $36,909, respectively.

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

The Partnership recorded gains in the metals sector primarily from gold. Investors across the world chose to buy gold through exchange-traded funds and bullion as a hedge against inflation, driven by the massive monetary influx of the central banks. In softs, modest gains were recorded as the strong gains in sugar offset the losses in coffee. In stock indices, strong trends emerged in the second quarter after the lows of March 2009. The Partnership was favorably positioned to capitalize on these trends and recover the losses from the sharp reversals.

In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to ensure that these objectives are met.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and JWH Master depends on the existance of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership and JWH Master expect to increase capital through operations.

In allocating substantially all of the assets of the Partnership to JWH, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate assets to additional advisors at any time.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership and JWH Master are subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partners’ authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Limited Partner, creditors, and regulators, is free of material errors.

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

Partnership’s and JWH Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Partnership’s and JWH Master’s Level 1 assets and liabilities are actively traded.

Accounting principles generally accepted in the United States of America (“GAAP”) also require the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that, based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and JWH Master’s Level 2 assets and liabilities.

The Partnership and JWH Master will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

The Partnership and JWH Master consider prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in JWH Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner assumptions and internal valuation pricing models (Level 3).

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like number of short positions setting on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market movements result in frequent changes in the fair market value of the Partnership’s and JWH Master’s open positions and, consequently, in its earnings and cash flow. The Partnership’s and JWH Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s and JWH Master’s open contracts and the liquidity of the markets in which they trade.

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

Exchange maintenance margin requirements have been used by the Partnership and JWH Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term, one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership and JWH Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s and JWH Master’s futures and forward contracts does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin have been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin, has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership and JWH Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of December 31, 2011 and 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and 2010. As of December 31, 2011, the Partnership’s total capitalization was $55,581,207.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,483,475	2.67%
Energy	941,508	1.69%
Grains	128,473	0.23%
Indices	203,699	0.37%
Interest Rates U.S.	624,208	1.12%
Interest Rates Non-U.S.	1,017,493	1.83%
Livestock	138,860	0.25%
Metals	2,499,722	4.50%
Softs	1,220,468	2.20%

Total	$8,257,906	14.86%

As of December 31, 2010, the Partnership’s total capitalization was $64,695,711.

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$963,589	1.49%
Energy	689,135	1.07%
Grains	818,882	1.27%
Interest Rates U.S.	479,109	0.74%
Interest Rates Non-U.S.	775,022	1.20%
Livestock	8,000	0.01%
Metals	1,135,249	1.75%
Softs	1,513,386	2.34%
Indices	321,889	0.50%

Total	$6,704,261	10.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in JWH Master by market sector category as of December 31, 2011 and 2010, the highest, lowest and average values at any point during the year. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by JWH was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$219,500	0.39%	$247,704	$40,200	$150,077
Energy	105,475	0.19%	168,805	63,360	106,813
Grains	40,750	0.07%	89,000	20,149	56,227
Indices	94,428	0.17%	188,613	35,559	125,231
Interest Rates U.S.	54,060	0.10%	73,300	7,749	47,078
Interest Rates Non -U.S.	138,860	0.25%	138,860	55,097	103,443
Livestock	10,800	0.02%	12,000	4,800	7,233
Metals	138,151	0.25%	138,239	28,494	100,337
Softs	72,800	0.13%	144,400	29,900	81,172

Totals	$874,824	1.57%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2011, JWH Master’s Capitalization was $55,600,671. The Partnership owned approximately 88.7% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,425,000	2.56%	$1,616,400	$196,662	$978,654
Energy	942,540	1.70%	1,328,648	68,850	757,468
Grains	98,899	0.18%	1,186,000	98,899	629,229
Indices	147,575	0.27%	539,176	58,237	263,018
Interest Rates U.S.	597,272	1.07%	737,200	75,200	433,698
Interest Rates Non -U.S.	1,086,170	1.95%	1,528,594	321,976	955,659
Metals	2,806,000	5.05%	2,806,000	175,500	1,396,862
Softs	1,220,200	2.19%	1,971,480	97,200	1,147,613

Total	$8,323,656	14.97%

*	Annual average of month-end Value at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership and JWH Master are typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s and JWH Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership and JWH Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership and JWH Master — give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership and JWH Master have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s and JWH Master’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s and JWH Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and JWH Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s and JWH Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner/managing member and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s and JWH Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership and JWH Master. There can be no assurance that the Partnership’s and JWH Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership and JWH Master as of December 31, 2011, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and JWH Master and indirectly the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s and JWH Master’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership and JWH Master also takes futures positions on the government debt of smaller nations.

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

Stock Indices. The Partnership’s and JWH Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership and JWH Master are limited to futures on broadly based indices. As of December 31, 2011, the Partnership’s and JWH Master’s primary exposures were in the EUREX, E-Mini NASDAQ and OSE NIKKEI stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership and JWH Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes, but would make it difficult for the Partnership and JWH Master to avoid being “whipsawed” into numerous small losses.)

Metals. The Partnership’s and JWH Master’s primary metal market exposure is to fluctuations in the price of gold, silver and copper. The General Partner/managing member anticipates that gold will remain the primary metals market exposure for the Partnership and JWH Master.

Softs. The Partnership’s and JWH Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Partnership’s and JWH Master’s commodity exposure as of December 31, 2011.

Energy. The Partnership’s and JWH Master’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Partnership’s and JWH Master’s Commodity exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership and JWH Master as of December 31, 2011.

Foreign Currency Balances. The Partnership’s and JWH Master’s primary foreign currency balances are in Japanese yen, Euro dollar and Canadian dollar. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s and JWH Master’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master may be subject.

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

Item 8. Financial Statements and Supplementary Data

WESTPORT JWH FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Condensed Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements.

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
President and Director Ceres Managed Futures LLC General Partner, Westport JWH Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

Management’s Report on Internal Control Over

Financial Reporting

The management of Westport JWH Futures Fund L.P. (“the Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Westport JWH Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Westport JWH Futures Fund L.P.	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, Westport JWH Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Westport JWH Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Westport JWH Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Westport JWH Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Westport JWH Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in JWH Master, at fair value (Note 5)	$49,319,514	$56,636,675
Equity in trading account:
Cash (Note 3c)	6,385,471	7,604,362
Cash margin (Note 3c)	1,021,675	735,316
Net unrealized appreciation on open futures contracts	176,403	329,705
Net unrealized appreciation on open forward contracts	28,388	99,712

Total trading equity	56,931,451	65,405,770
Interest receivable (Note 3c)	—	544

Total assets	$56,931,451	$65,406,314

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$249,075	$299,779
Management fees (Note 3b)	94,205	108,308
Professional fees	119,969	96,224
Other	39,173	25,461
Redemptions payable (Note 6)	847,822	180,831

Total liabilities	1,350,244	710,603

Partners’ Capital: (Notes 1 and 6)
General Partner, 400.0879 unit equivalents outstanding at December 31, 2011 and 2010	606,621	696,573
Limited Partners, 36,257.5397 and 36,758.9460 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	54,974,586	63,999,138

Total partners’ capital	55,581,207	64,695,711

Total liabilities and partners’ capital	$56,931,451	$65,406,314

Net asset value per unit	$1,516.22	$1,741.05

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2011

Futures Contracts Purchased	Number of Contracts	Fair Value	% of Partners’ Capital
Currencies	6	$(4,660)	(0.01)%
Interest Rates U.S.	24	27,266	0.05
Interest Rates Non-U.S.	48	92,019	0.17
Livestock	9	(5,400)	(0.01)
Metals	4	(61,160)	(0.11)

Total futures contracts purchased		48,065	0.09

Futures Contracts Sold
Currencies	61	(39,413)	(0.07)
Energy	34	158,416	0.28
Grains	25	(41,261)	(0.07)
Indices	26	479	0.00 *
Interest Rates U.S.	15	(938)	(0.00)*
Metals	2	(1,775)	(0.00)*
Softs	22	52,830	0.09

Total futures contracts sold		128,338	0.23

Unrealized Appreciation on Open Forward Contracts
Metals	14	28,388	0.05

Net unrealized appreciation on open forward contracts		28,388	0.05

Investment in JWH Master		49,319,514	88.73

Net fair value		$49,524,305	89.10%

*	Due to rounding.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2010

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	26	$121,719	0.19%
Energy	14	24,947	0.04
Grains	40	142,491	0.22
Indices	39	(1,191)	(0.00)*
Livestock	8	11,920	0.02
Metals	6	56,575	0.09
Softs	27	35,342	0.05

Total futures contracts purchased		391,803	0.61

Futures Contracts Sold
Currencies	6	(13,875)	(0.02)
Energy	10	(12,500)	(0.02)
Interest Rates U.S.	13	(4,644)	(0.01)
Interest Rates non U.S.	25	(31,079)	(0.05)

Total futures contracts sold		(62,098)	(0.10)

Unrealized Appreciation on Open Forward Contracts
Metals	11	99,712	0.15

Total unrealized appreciation on open forward contracts		99,712	0.15

Investment in JWH Master		56,636,675	87.54

Net fair value		$57,066,092	88.20%

*	Due to rounding.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income (Note 3c)	$2,293	$6,834	$7,148
Interest income from investment in JWH Master	15,431	40,137	41,064

Total investment income	17,724	46,971	48,212

Expenses:
Brokerage fees including clearing fees (Note 3c)	3,496,531	3,068,973	3,732,225
Management fees (Note 3b)	1,286,434	1,081,965	1,326,026
Incentive fees (Note 3b)	5,273	—	—
Professional fees	238,105	366,087	254,035
Other	81,738	36,909	76,850

Total expenses	5,108,081	4,553,934	5,389,136

Net investment income (loss)	(5,090,357)	(4,506,963)	(5,340,924)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in JWH Master:
Net realized gains (losses) on closed contracts	(329,159)	711,747	(280,978)
Net realized gains (losses) on investment in JWH Master	(1,647,307)	12,789,226	(9,074,882)
Change in net unrealized gains (losses) on open contracts	(224,626)	197,829	23,301
Change in net unrealized gains (losses) on investment in JWH Master	(1,200,586)	2,941,139	(2,450,694)

Total trading results	(3,401,678)	16,639,941	(11,783,253)

Net income (loss)	$(8,492,035)	$12,132,978	$(17,124,177)

Net income (loss) per unit (Note 7)*	$(224.83)	$331.62	$(413.40)

Weighted average units outstanding	37,517.7936	37,119.3164	41,279.0217

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2008	$81,679,644	$711,258	$82,390,902
Net income (loss)	(16,930,579)	(193,598)	(17,124,177)
Subscriptions of 2,699.3293 Redeemable Units and 118.9902 General Partner Unit equivalents	4,610,000	200,000	4,810,000
Redemptions of 10,086.7047 Redeemable Units	(16,615,340)	—	(16,615,340)

Partners’ Capital at December 31, 2009	52,743,725	717,660	53,461,385
Net income (loss)	12,004,065	128,913	12,132,978
Subscriptions of 3,467.3878 Redeemable Units	5,112,093	—	5,112,093
Redemptions of 4,130.3512 Redeemable Units and 109.0964 General Partner Unit equivalents	(5,860,745)	(150,000)	(6,010,745)

Partners’ Capital at December 31, 2010	63,999,138	696,573	64,695,711
Net income (loss)	(8,402,083)	(89,952)	(8,492,035)
Subscriptions of 3,641.9988 Redeemable Units	6,184,782	—	6,184,782
Redemptions of 4,143.4051 Redeemable Units	(6,807,251)	—	(6,807,251)

Partners’ Capital at December 31, 2011	$54,974,586	$606,621	$55,581,207

Net asset value per unit:

2009:	$1,409.43

2010:	$1,741.05

2011:	$1,516.22

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

1.    Partnership Organization:

Westport JWH Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, directly, and through its investment in JWH Master Fund LLC (“JWH Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest of MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest of MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets (“CGM”), the commodity broker and selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

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

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that, based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnerships Level 2 assets and liabilities.

The Partnership and JWH Master will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in JWH Master (or other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investments in JWH Master reflects its proportional interest in JWH Master. As of and for the years ended December 31, 2011 and 2010, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$28,388	$28,388	$—	$—
Futures	366,846	366,846	—	—
Investment in JWH Master	49,319,514	—	49,319,514	—

Total assets	$49,714,748	$395,234	$49,319,514	$—

Liabilities
Futures	$190,443	$190,443	$—	$—

Total liabilities	$190,443	190,443	$—	—

Net fair value	$49,524,305	$204,791	$49,319,514	$—

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

	December 31, 2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$99,712	$99,712	$—	$—
Futures	425,214	425,214	—	—
Investment in JWH Master	56,636,675	—	56,636,675	—

Total assets	$57,161,601	$524,926	$56,636,675	$—

Liabilities
Futures	$95,509	$95,509	$—	$—

Total liabilities	$95,509	95,509	$—	—

Net fair value	$57,066,092	$429,417	$56,636,675	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

d.	Futures Contracts. The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership record, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurements requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011, for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

i.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

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

In allocating the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 5.5% per year of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011 the Partnership reduced the monthly brokerage fee paid to CGM to 5.25% per year of month-end Net Assets. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”), directly and through its investment in JWH Master. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. All of the Partnership’s assets, not held in JWH Master’s account at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011, and 2010, the amounts of cash held for margin requirements were $1,021,675 and $735,316, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and JWH Master and CGM give the Partnership and JWH Master, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and JWH Master net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC-20, Balance Sheet have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the years ended December 31, 2011 and 2010 were 271 and 244, respectively. The monthly average number of metal forward contracts traded by the Partnership the years ended December 31, 2011, and 2010 were 26 and 23, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of December 31, 2011 and 2010.

2011
Assets
Futures Contracts
Currencies	$13,437
Energy	165,786
Indices	13,946
Interest Rates U.S.	27,266
Interest Rates Non-U.S.	93,581
Softs	52,830

Total unrealized appreciation on open futures contracts	$366,846

Liabilities
Futures Contracts
Currencies	$(52,850)
Energy	(12,030)
Grains	(41,261)
Indices	(13,467)
Interest Rates U.S.	(938)
Interest Rates Non-U.S.	(1,562)
Livestock	(5,400)
Metals	(62,935)

Total unrealized depreciation on open futures contracts	$(190,443)

Net unrealized appreciation on open futures contracts	$176,403 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

	2011
Assets
Forward Contracts
Metals	$28,388

Net unrealized appreciation on open forward contracts	$28,388	**

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

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

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2011, 2010 and 2009.

Sector	2011		2010	2009
Currencies	$(407,138)		$73,646	$(273,231)
Energy	(13,431)		(264,000)	(91,840)
Grains	(226,583)		297,250	(198,357)
Interest Rates U.S.	357,641		185,139	(162,801)
Interest Rates Non-U.S.	348,096		310,632	(131,189)
Indices	(581,447)		(151,355)	276,875
Livestock	(65,530)		28,050	20,710
Metals	72,118		27,182	294,910
Softs	(37,511)		403,032	7,246

Total	$(553,785	)***	$909,576 ***	$(257,677	)***

***	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.	Investment in JWH Master:

The Advisor trades a portion of the assets allocated to the Advisor directly, in accordance with the systematic JWH Diversified Plus Program.

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master, a limited liability company organized under the laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is the managing member of JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

The JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. JWH Master engages in such trading through a commodity brokerage account maintained with CGM.

A non-managing member may withdraw all or part of its redeemable capital contributions and undistributed profits, if any, from JWH Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the managing member at least 3 days, in advance of the Redemption Date. The Units of Member Interest are classified as a liability when the non-managing member elects to redeem and informs JWH Master.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

As of December 31, 2011 and 2010, the Partnership owned approximately 88.7% and 78.7%, respectively, of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

Master. Expenses to investors as a result of the investment in the JWH Master are approximately the same and redemption rights are not affected.

The financial statements of JWH Master including the Condensed Schedules of Investments are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. No fee will be charged for redemptions.

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	(182.30)	$370.36	$(374.47)
Interest income	0.50	1.27	1.16
Expenses**	(43.03)	(40.01)	(40.09)

Increase (decrease) for the year	(224.83)	331.62	(413.40)
Net asset value per unit, beginning of year	1,741.05	1,409.43	1,822.83

Net asset value per unit, end of year	$1,516.22	$1,741.05	$1,409.43

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	2011	2010***	2009***
Ratios to average net assets:
Net investment income (loss)	(8.1)%	(8.4)%	(8.1)%
Incentive fees	0.1%	—%	—%

Net investment income (loss) before incentive fees****	(8.0)%	(8.4)%	(8.1)%

Operating expenses	8.0%	8.5%	8.1%
Incentive fees	0.1%	—%	—%

Total expenses and incentive fees	8.1%	8.5%	8.1%

Total return:
Total return before incentive fees	(12.9)%	23.5%	(22.7)%
Incentive fees	—%	—%	—%

Total return after incentive fees	(12.9)%	23.5%	(22.7)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.

Notes to Financial statements

December 31, 2011

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and forward contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased Redeemable Units in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The General Partner monitors and attempts to control the Partnership’s and JWH Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and JWH Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and JWH Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(8,106,085)	$5,338,960	$(6,912,019)	$2,798,659
Net income (loss)	$(8,455,150)	$4,953,387	$(7,329,513)	$2,339,241
Increase (decrease) in net asset value per unit	$(226.41)	$133.50	$(193.97)	$62.05

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$8,423,883	$5,342,186	$2,613,218	$(2,761,348)
Net income (loss)	$7,989,529	$4,985,568	$2,260,127	$(3,102,246)
Increase (decrease) in net asset value per unit	$215.57	$136.68	$60.78	$(81.41)

To the Members of

JWH Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis President and Director Ceres Managed Futures LLC Managing Member, JWH Master Fund LLC
Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

JWH Master Fund LLC:

We have audited the accompanying statements of financial condition of JWH Master Fund LLC (the “Company”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in members’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of JWH Master Fund LLC as of December 31, 2011 and 2010, and the results of its operations and its changes in members’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

JWH Master Fund LLC

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Equity in trading account:
Cash (Note 3c)	$43,003,090	$58,147,328
Cash margin (Note 3c)	10,415,335	9,601,427
Net unrealized appreciation on open futures contracts	2,255,526	4,314,312

Total assets	$55,673,951	$72,063,067

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$73,280	$71,427

Total liabilities	73,280	71,427

Members’ Capital:
Members’ Capital, 17,428.5973 and 21,244.0589 Units outstanding at December 31, 2011 and 2010, respectively	55,600,671	71,991,640

Total liabilities and members’ capital	$55,673,951	$72,063,067

Net asset value per unit	$3,190.20	$3,388.79

See accompanying notes to financial statements.

JWH Master Fund LLC

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Grains	39	$(688)	(0.00)%*
Interest Rates U.S.	272	249,655	0.45
Interest Rates Non-U.S.	325	506,564	0.91

Total futures contracts purchased		755,531	1.36

Futures Contracts Sold
Currencies	339	(132,556)	(0.24)
Energy	212	104,106	0.19
Grains	38	(102,125)	(0.18)
Indices	44	63,495	0.11
Interest Rates U.S.	138	(8,475)	(0.02)
Metals	236	1,315,470	2.36
Softs	588	260,080	0.47

Total futures contracts sold		1,499,995	2.69

Net fair value		$2,255,526	4.05%

*	Due to rounding.

See accompanying notes to financial statements.

JWH Master Fund LLC

Condensed Schedule of Investments

December 31, 2010

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Currencies	328	$608,700	0.85%
Energy	212	361,671	0.50
Grains	390	530,375	0.74
Indices	68	57,461	0.08
Interest Rates Non-U.S.	37	4,326	0.01
Metals	236	2,104,700	2.92
Softs	592	563,962	0.78

Total futures contracts purchased		4,231,195	5.88

Futures Contracts Sold
Currencies	46	(41,600)	(0.06)
Energy	3	(3,750)	(0.01)
Interest Rates U.S.	318	321,553	0.45
Interest Rates Non-U.S.	228	(193,086)	(0.27)

Total futures contracts sold		83,117	0.11

Net fair value		$4,314,312	5.99%

See accompanying notes to financial statements.

JWH Master Fund LLC

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income	$20,605	$53,208	$49,676

Total investment income	20,605	53,208	49,676

Expenses:
Clearing fees	92,626	82,844	71,031
Professional fees	62,124	124,451	56,914

Total expenses	154,750	207,295	127,945

Net investment income (loss)	(134,145)	(154,087)	(78,269)

Trading Results:
Net gains (losses) on trading of commodity interest:
Net realized gains (losses) on closed contracts	(1,793,611)	16,155,890	(10,646,709)
Change in net unrealized gains (losses) on open contracts	(2,058,786)	3,677,044	(2,803,613)

Total trading results	(3,852,397)	19,832,934	(13,450,322)

Net income (loss)	$(3,986,542)	$19,678,847	$(13,528,591)

Net income (loss) per unit* (Note 6)	$(197.61)	$933.36	$(559.84)

Weighted average units outstanding	20,754.4933	22,096.5142	25,243.3352

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

JWH Master Fund LLC

Statements of Changes in Members’ Capital

For the years ended

December 31, 2011, 2010 and 2009

Members’ Capital
Members’ Capital at December 31, 2008	$86,338,258
Net income (loss)	(13,528,591)
Subscriptions of 3,694.2747 Units	10,164,500
Redemptions of 9,122.1076 Units	(25,991,475)
Distribution of interest income to feeder funds	(49,676)

Members’ Capital at December 31, 2009	56,933,016
Net income (loss)	19,678,847
Subscriptions of 2,074.2109 Units	5,809,674
Redemptions of 3,993.4516 Units	(10,376,689)
Distribution of interest income to feeder funds	(53,208)

Members’ Capital at December 31, 2010	71,991,640
Net income (loss)	(3,986,542)
Subscriptions of 1,954.0073 Units	6,772,826
Redemptions of 5,769.4689 Units	(19,156,648)
Distribution of interest income to feeder funds	(20,605)

Members’ Capital at December 31, 2011	$55,600,671

Net asset value per unit:

2009:	$2,457.90

2010:	$3,388.79

2011:	$3,190.20

See accompanying notes to financial statements.

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

1.	Partnership Organization:

JWH Master Fund LLC, (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may sell an unlimited number of redeemable units of member interest (“Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets (“CGM”), the commodity broker for the Master. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Master are made by the Advisor (defined below).

On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 4,195.5111 Units with cash equal to $7,000,000. On January 2, 2008, Westport JWH Futures Fund L.P. (“Westport”) allocated substantially all of its capital to the Master and purchased 29,209.3894 Units with cash equal to $39,540,753. On May 1, 2009, The JWH Global Analytics Fund L.P. (“Global Analytics”) allocated substantially all of its capital to the Master and purchased 1,146.1657 Units with cash equal to $3,137,000. On November 30, 2011, Institutional Portfolio redeemed its entire investment in the Master for cash equal to $5,361,124. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the “Advisor”) using the Global Analytics Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Westport and Global Analytics (each a “Member,” collectively the “Funds”). Westport and Global Analytics owned approximately 88.7% and 11.3% investments in the Master at December 31, 2011, respectively. Institutional Portfolio, Westport and Global Analytics owned approximately 13.3%, 78.7% and 8.0% investments in the Master at December 31, 2010, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2030 or under certain other circumstances as defined in the Limited Liability Company Agreement of the Master (the “Limited Liability Company Agreement”).

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

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

Master’s Fair Value Measurements.    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

The Master will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$3,003,214	$3,003,214	$—	$—

Total assets	3,003,214	3,003,214	—	—

Liabilities
Futures	747,688	747,688	—	—

Total Liabilities	747,688	747,688

Net fair value	$2,255,526	$2,255,526	$—	$—

	December 31, 2010*	Quoted Prices in Active Markets for Identical sets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$5,068,371	$5,068,371	$—	$—

Total assets	5,068,371	5,068,371	—	—

Liabilities
Futures	754,059	754,059	—	—

Total Liabilities	754,059	754,059	—	—

Net fair value	$4,314,312	$4,314,312	$—	$—

*	The amounts have been reclassified from December 31, 2010 prior year financial statements to conform to current year presentation.

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

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The Managing Member does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Subsequent Events. The Managing Member of the Master evaluates events that occur after the balance sheet date but before financial statements are filed. The Managing Member has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Master’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Master will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Master should also provide the disclosures retrospectively for all comparative periods presented. The Master is currently evaluating the impact that the pronouncement would have on the financial statements.

i.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the Managing Member or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage fees shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amounts of cash held by the Master for margin requirements were $10,415,335 and $9,601,427, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded during the years ended December 31, 2011 and 2010, based on a monthly calculation, were 2,164 and 2,153 respectively.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2011 and 2010.

2011
Assets
Futures Contracts
Currencies	$80,306
Energy	318,606
Indices	69,731
Interest Rates U.S.	249,655
Interest Rates Non-U.S.	512,801
Metals	1,455,860
Softs	316,255

Total unrealized appreciation on open futures contracts	$3,003,214

Liabilities
Futures Contracts
Currencies	$(212,862)
Energy	(214,500)
Grains	(102,812)
Indices	(6,237)
Interest Rates U.S.	(8,475)
Interest Rates Non-U.S.	(6,237)
Metals	(140,390)
Softs	(56,175)

Total unrealized depreciation on open futures contracts	$(747,688)

Net unrealized appreciation on open futures contracts	$2,255,526 *

*	This amount is in "Net unrealized appreciation on open futures contracts" on the Statements of Financial Condition.

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

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

The following tables indicate the Master’s trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2011, 2010 and 2009.

Sector	2011	2010	2009
Currencies	$(1,529,460)	$4,411,831	$(3,698,810)
Energy	(1,967,502)	(2,340,134)	(4,074,292)
Grains	(5,375,288)	2,875,976	(1,756,349)
Indices	(1,739,833)	(821,660)	277,407
Interest Rates U.S.	3,111,968	2,835,060	(3,340,111)
Interest Rates Non-U.S.	3,313,594	2,549,173	(2,376,135)
Metals	(1,316,700)	4,515,945	838,065
Softs	1,650,824	5,806,743	679,903

Total	$(3,852,397)**	$19,832,934 **	$(13,450,322)**

**	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become non-managing members on the first day of the month after their subscription is processed. A non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Unit as of the end of any day (the “Redemption Date”) after a request for

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

redemption has been made to the Managing Member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(195.61)	$936.66	$(559.51)
Interest income	0.98	2.47	2.02
Expenses**	(2.98)	(5.77)	(2.35)

Increase (decrease) for the year	(197.61)	933.36	(559.84)
Distribution of interest income to feeder funds	(0.98)	(2.47)	(2.02)
Net asset value per unit, beginning of year	3,388.79	2,457.90	3,019.76

Net asset value per unit, end of year	$3,190.20	$3,388.79	$2,457.90

	2011	2010	2009
Ratios to average net assets:
Net investment income (loss)***	(0.2)%	(0.3)%	(0.1)%

Operating expenses	(0.2)%	(0.4)%	0.2%

Total return	(5.9)%	37.9%	(18.5)%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

JWH Master Fund LLC

Notes to Financial Statements

December 31, 2011

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Master’s counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for JWH Master for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(9,359,879)	$7,167,810	$(6,178,753)	$4,446,404

Net income (loss)	$(9,365,672)	$7,163,316	$(6,188,366)	$4,404,180

Increase (decrease) in net asset value per unit	$(459.88)	$354.71	$(299.90)	$207.46

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$10,580,542	$7,199,159	$4,331,406	$(2,307,809)

Net income (loss)	$10,543,934	$7,165,528	$4,296,385	$(2,327,000)

Increase (decrease) in net asset value per unit	$498.40	$340.90	$194.97	$(100.91)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner, Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $3,496,531 were earned by CGM for the year ended December 31, 2011. Management fees and incentive fees of $1,286,434 and $5,273, respectively, were earned by the Advisor for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$85,500
2010	$81,200

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Pricewaterhouse Coopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$25,900
2010	$21,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Condensed Schedules of Investments at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to Financial Statements.

(2) Exhibits:

3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2011, dated June 1, 2011 (filed herein).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

Exhibit 31.1 — Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

Exhibit 31.2 — Rule 13a-14(a)/15d-15(a) Certification (Certification of Chief Financial Officer)

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer)

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westport JWH Futures Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President & Director Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Walter Davis	Colbert Narcisse	Patrick T. Egan
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

Date: March 30, 2012	Date: March 30, 2012	Date: March 30, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu
Brian Centner	Douglas J. Ketterer	Alper Daglioglu
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

Date: March 30, 2012	Date: March 30, 2012	Date: March 30, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein	Harry Handler
Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

Date: March 30, 2012	Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.