Form 10-Q
period 2012-03-31
WESTPORT JWH FUTURES FUND LP
filed 2012-05-15
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes X   No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X   No _

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

Yes _  No X

As of April 30, 2012, 33,655.8618 Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets:
Investment in JWH Master, at fair value	$40,588,612	$49,319,514
Equity in trading account:
Cash	6,861,728	6,385,471
Cash margin	813,220	1,021,675
Net unrealized appreciation on open futures contracts	54,025	176,403
Net unrealized appreciation on open forward contracts	—	28,388

Total trading equity	48,317,585	56,931,451
Interest receivable	289	—

Total assets	$48,317,874	$56,931,451

Liabilities and Partners’ Capital
Liabilities:
Net unrealized depreciation on open forward contracts	$19,422	$—
Accrued expenses:
Brokerage fees	211,306	249,075
Management fees	79,828	94,205
Other	190,338	159,142
Redemptions payable	1,447,173	847,822

Total liabilities	1,948,067	1,350,244

Partners’ Capital:
General Partner, 400.0879 unit equivalents outstanding at March 31, 2012 and December 31, 2011	513,617	606,621
Limited Partners, 35,720.3263 and 36,257.5397 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	45,856,190	54,974,586

Total partners’ capital	46,369,807	55,581,207

Total liabilities and partners’ capital	$48,317,874	$56,931,451

Net asset value per unit	$1,283.76	$1,516.22

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	28	$3,100	0.01%
Energy	18	(51,296)	(0.11)
Grains	9	34,428	0.07
Indices	33	60,363	0.13
Interest Rates U.S.	33	2,925	0.00 *
Interest Rates Non-U.S.	39	9,159	0.02
Metals	4	(5,240)	(0.01)
Softs	16	(11,345)	(0.02)

Total futures contracts purchased		42,094	0.09

Futures Contracts Sold
Currencies	39	(59,231)	(0.13)
Energy	26	23,400	0.05
Grains	15	(10,888)	(0.02)
Interest Rates U.S.	1	250	0.00 *
Interest Rates Non-U.S.	3	(8,993)	(0.02)
Livestock	9	21,620	0.05
Softs	9	45,773	0.10

Total futures contracts sold		11,931	0.03

Unrealized Appreciation on Open Forward Contracts
Metals	8	21,728	0.05

Net unrealized appreciation on open forward contracts		21,728	0.05

Unrealized Depreciation on Open Forward Contracts
Metals	8	(41,150)	(0.09)

Net unrealized depreciation on open forward contracts		(41,150)	(0.09)

Investment in JWH Master		40,588,612	87.53

Net fair value		$40,623,215	87.61%

*	Due to rounding.

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

Westport JWH Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Investment Income:
Interest income	$598	$1,728
Interest income from investment in JWH Master	3,419	11,357

Total investment income	4,017	13,085

Expenses:
Brokerage fees including clearing fees	677,718	937,645
Management fees	245,959	341,672
Incentive fees	—	612
Other expenses	86,406	117,134

Total expenses	1,010,083	1,397,063

Net investment income (loss)	(1,006,066)	(1,383,978)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in JWH Master
Net realized gains (losses) on closed contracts	363,362	329,298
Net realized gains (losses) on investment in JWH Master	(5,660,232)	3,553,144
Change in net unrealized gains (losses) on open contracts	(170,188)	(120,910)
Change in net unrealized gains (losses) on investment in JWH Master	(2,254,670)	(38,313)

Total trading results	(7,721,728)	3,723,219

Net income (loss)	(8,727,794)	2,339,241
Subscriptions-Limited Partners	2,005,000	2,081,872
Redemptions-Limited Partners	(2,488,606)	(1,883,984)

Net increase (decrease) in Partners’ Capital	(9,211,400)	2,537,129
Partners’ Capital, beginning of period	55,581,207	64,695,711

Partners’ Capital, end of period	$46,369,807	$67,232,840

Net asset value per unit (36,120.4142 and 37,287.2984 units outstanding at March 31, 2012 and 2011, respectively)	$1,283.76	$1,803.10

Net income (loss) per unit*	$(232.46)	$62.05

Weighted average units outstanding	37,446.7878	37,786.4854

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1.    General:

Westport JWH Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, commodity options, forward contracts and any other rights or interest pertaining there to including interest in commodity pools. The sectors traded include energy, currencies, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, directly, and through its investment in JWH Master Fund LLC (“JWH Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2012, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except, that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012, and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012, and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
Net realized and unrealized gains (losses) *	$(223.70)	$73.87
Interest income	0.11	0.36
Expenses **	(8.87)	(12.18)

Increase (decrease) for the period	(232.46)	62.05
Net asset value per unit, beginning of period	1,516.22	1,741.05

Net asset value per unit, end of period	$1,283.76	$1,803.10

*     Includes brokerage fees and clearing fees.

**   Excludes brokerage fees and clearing fees.

	Three Months Ended
	March 31,
	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(8.1)%	(8.4)%
Incentive fees	—%	—	%******

Net investment income (loss) before incentive fees*****	(8.1)%	(8.4)%

Operating expenses	8.1%	8.5%
Incentive fees	—%	—	%******

Total expenses	8.1%	8.5%

Total return:
Total return before incentive fees	(15.3)%	3.6%
Incentive fees	—%	—	%******

Total return after incentive fees	(15.3)%	3.6%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees.)
*****	Interest income less total expenses.
******	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The customer agreements between the Partnership and CGM and JWH Master and CGM give the Partnership and JWH Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and JWH Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership, during the three months ended March 31, 2012 and 2011 were 289 and 289, respectively. The monthly average number of metal forward contracts traded directly by the Partnership, during the three months ended March 31, 2012 and 2011 were 29 and 19, respectively.

The monthly average number of futures contracts traded by JWH Master, during the three months ended March 31, 2012 and 2011 were 1,703 and 2,197, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2012, and December 31, 2011.

Assets	March 31, 2012
Futures Contracts
Currencies	$7,388
Energy	23,400
Grains	34,428
Indices	81,484
Interest Rates U.S.	5,675
Interest Rates Non-U.S.	9,159
Livestock	21,620
Softs	45,773

Total unrealized appreciation on open futures contracts	$228,927

Liabilities
Futures Contracts
Currencies	$(63,519)
Energy	(51,296)
Grains	(10,888)
Indices	(21,121)
Interest Rates U.S.	(2,500)
Interest Rates Non-U.S.	(8,993)
Metals	(5,240)
Softs	(11,345)

Total unrealized depreciation on open futures contracts	$(174,902)

Net unrealized appreciation on open futures contracts	$54,025 *

Assets
Forward Contracts
Metals	$21,728

Total unrealized appreciation on open forward contracts	$21,728

Liabilities
Forward Contracts
Metals	$(41,150)

Total unrealized depreciation on open forward contracts	$(41,150)

Net unrealized depreciation on open forward contracts	$(19,422)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

December 31, 2011
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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2012, and 2011.

	Three Months Ended March 31,
Sector	2012	2011
Currencies	$(141,428)	$(225,127)
Energy	306,069	158,772
Grains	6,021	37,191
Indices	175,146	(132,736)
Interest Rates U.S.	(79,522)	(55,537)
Interest Rates Non-U.S.	3,404	21,746
Livestock	21,170	24,250
Metals	(89,673)	3,665
Softs	(8,013)	376,164

Total	$193,174 ***	$208,388 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

4.    Fair Value Measurements:

Partnership’s and JWH Master’s Investments. All commodity interests held by the Partnership and JWH Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’/Members’ Capital.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in JWH Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended March 31, 2012, and December 31, 2011, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$228,927	$228,927	$—	$—
Forwards	21,728	21,728	—	—
Investment in JWH Master	40,588,612	—	40,588,612	—

Total assets	$40,839,267	$250,655	$40,588,612	$—

Liabilities
Futures	$174,902	$174,902	$—	$—
Forwards	41,150	41,150	—	—

Total liabilities	$216,052	$216,052	$—	$—

Net fair value	$40,623,215	$34,603	$40,588,612	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Forwards	$28,388	$28,388	$—	$—
Futures	366,846	366,846	—	—
Investment in JWH Master	49,319,514	—	49,319,514	—

Total assets	$49,714,748	$395,234	$49,319,514	—

Liabilities
Futures	$190,443	$190,443	$—	$—

Total liabilities	190,443	190,443	—	—

Net fair value	$49,524,305	$204,791	$49,319,514	$—

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

5.    Investment in JWH Master:

The Advisor trades a portion of the assets allocated to the Advisor directly, in accordance with the systematic JWH Diversified Plus Program. On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master, a limited liability company organized under the laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by the Advisor using the JWH Global Analytics Program (the “Global Analytics Program”), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is the managing member of the JWH Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemptions rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2012.

JWH Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. JWH Master engages in such trading through commodity brokerage accounts maintained by CGM.

A non-managing member may withdraw all or part of its redeemable capital contributions and undistributed profits, if any, from JWH Master in multiples of the net asset value per Unit of Member Interest as of the end of any day (the “Redemption Date”), after a request for redemption has been made to the managing member at least three days in advance of the Redemption Date. The Unit of Member Interest is classified as a liability when the non-managing member elects to redeem and informs JWH Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage, and National Futures Association fees (collectively, the “clearing fees”) are borne by the Partnership and through its investment in JWH Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

At March 31, 2012, the Partnership owned approximately 88.8% of JWH Master. At December 31, 2011, the Partnership owned approximately 88.7% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2012 and 2011 are presented below:

JWH Master Fund LLC

Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2012	2011
Assets:
Equity in trading account:
Cash	$38,751,389	$43,003,090
Cash margin	7,311,764	10,415,335
Net unrealized appreciation on open futures contracts	—	2,255,526

Total assets	$46,063,153	$55,673,951

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$286,173	$—
Accrued expenses:
Professional fees	64,063	73,280

Total liabilities	350,236	73,280

Members’ Capital:
Members’ Capital, 17,086.4724 and 17,428.5973 units outstanding at March 31, 2012 and December 31, 2011, respectively	45,712,917	55,600,671

Total liabilities and members’ capital	$46,063,153	$55,673,951

Net asset value per unit	$2,675.39	$3,190.20

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

JWH Master Fund LLC

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Currencies	137	$42,444	0.09%
Energy	225	(395,433)	(0.86)
Grains	148	777,750	1.70
Indices	78	264,030	0.58
Interest Rates Non-U.S.	267	106,429	0.23
Softs	297	(94,639)	(0.21)

Total futures contracts purchased		700,581	1.53

Futures Contracts Sold
Currencies	188	(285,525)	(0.62)
Energy	46	41,400	0.09
Grains	228	(304,738)	(0.67)
Interest Rates U.S.	195	(217,578)	(0.48)
Interest Rates Non-U.S.	8	(43,748)	(0.10)
Metals	171	(144,590)	(0.31)
Softs	50	(31,975)	(0.07)

Total futures contracts sold		(986,754)	(2.16)

Net fair value		$(286,173)	(0.63)%

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

March 31, 2012

(Unaudited)

JWH Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Investment Income:
Interest income	$3,976	$15,166

Total investment income	3,976	15,166

Expenses:
Clearing fees	26,629	23,123
Professional fees	15,503	42,224

Total expenses	42,132	65,347

Net investment income (loss)	(38,156)	(50,181)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(6,416,090)	4,502,223
Change in net unrealized gains (losses) on open contracts	(2,541,699)	(47,862)

Total trading results	(8,957,789)	4,454,361

Net income (loss)	(8,995,945)	4,404,180
Subscriptions	1,914,000	1,765,498
Redemptions	(2,801,833)	(2,169,307)
Distribution of interest income to feeder funds	(3,976)	(15,166)

Net increase (decrease) in Members’ Capital	(9,887,754)	3,985,205
Members’ capital, beginning of period	55,600,671	71,991,640

Members’ capital, end of period	$45,712,917	$75,976,845

Net asset value per unit (17,086.4724 and 21,130.9323 units outstanding at March 31, 2012 and 2011, respectively)	$2,675.39	$3,595.53

Net income (loss) per unit*	$(514.58)	$207.46

Weighted average units outstanding	17,680.9732	21,396.2349

*	Based on change in net asset value per unit.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

JWH Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, JWH Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values from those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2012	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$1,269,134	$1,269,134	$—	$—

Total assets	1,269,134	1,269,134	—	—

Liabilities
Futures	1,555,307	1,555,307	—	—

Total Liabilities	1,555,307	1,555,307	—	—

Net fair value	$(286,173)	$(286,173)	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,003,214	$3,003,214	$—	$—

Total assets	3,003,214	3,003,214	—	—

Liabilities
Futures	747,688	747,688	—	—

Total liabilities	747,688	747,688	—	—

Net fair value	$2,255,526	$2,255,526	$—	$—

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Financial Highlights of JWH Master:

Changes in the net asset value per unit for the three months ended March 31, 2012, and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
Net realized and unrealized gains (losses)*	$(513.91)	$208.73
Interest income	0.23	0.72
Expenses**	(0.90)	(1.99)

Increase (decrease) for the period	(514.58)	207.46
Distributions of interest income to feeder funds	(0.23)	(0.72)
Net asset value per unit, beginning of period	3,190.20	3,388.79

Net asset value per unit, end of period	$2,675.39	$3,595.53

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2012	2011
Ratios to average net assets:***
Net investment income (loss)****	(0.3)%	(0.3)%

Operating expenses	0.3%	0.4%

Total return	(16.1)%	6.1%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate JWH Master’s gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of March 31, 2012, and December 31, 2011.

March 31,
2012
Assets
Futures Contracts
Currencies	$44,563
Energy	41,400
Grains	777,749
Indices	289,679
Interest Rates U.S.	2,344
Interest Rates Non-U.S.	106,429
Softs	6,970

Total unrealized appreciation on open futures contracts	$1,269,134

Liabilities
Futures Contracts
Currencies	$(287,644)
Energy	(395,433)
Grains	(304,737)
Indices	(25,649)
Interest Rates U.S.	(219,922)
Interest Rates Non-U.S.	(43,748)
Metals	(144,590)
Softs	(133,584)

Total unrealized depreciation on open futures contracts	$(1,555,307)

Net unrealized depreciation on open futures contracts	$(286,173)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on JWH Master’s Statements of Financial Condition.

December 31, 2011
Assets
Futures Contracts
Currencies	$80,306
Energy	318,606
Indices	69,731
Interest Rates U.S.	249,655
Interest Rates Non-U.S.	512,801
Metals	1,455,860
Softs	316,255

Total unrealized appreciation on open futures contracts	$3,003,214

Liabilities
Futures Contracts
Currencies	$(212,862)
Energy	(214,500)
Grains	(102,812)
Indices	(6,237)
Interest Rates U.S.	(8,475)
Interest Rates Non-U.S.	(6,237)
Metals	(140,390)
Softs	(56,175)

Total unrealized depreciation on open futures contracts	$(747,688)

Net unrealized appreciation on open futures contracts	$2,255,526 **

**	This amount is in “Net unrealized appreciation on open futures contracts” on JWH Master’s Statements of Financial Condition.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate JWH Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012, and 2011.

	Three Months Ended March 31,
Sector	2012		2011
Currencies	$(942,569)		$(1,192,848)
Energy	1,311,299		4,315,497
Grains	(721,338)		(1,486,900)
Indices	625,824		(970,965)
Interest Rates U.S.	(1,159,856)		(202,807)
Interest Rates Non-U.S.	(1,201,129)		(206,321)
Metals	(5,366,295)		1,218,895
Softs	(1,503,725)		2,979,810

Total	$(8,957,789	)***	$4,454,361 ***

***	This amount is in “Total trading results” on JWH Master’s Statements of Income and Expenses and Changes in Members’ Capital.

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and JWH Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and option contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, certain forward and option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 0.0% to 0.3% of the Partnership’s / JWH Master’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and JWH Master’s business, these instruments may not be held to maturity.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Partnership’s and JWH Master’s Investments. All commodity interests held by the Partnership and JWH Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’/Members’ Capital.

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

The Partnership and JWH Master consider prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Futures Contracts. The Partnership and JWH Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and JWH Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and JWH Master. When the contract is closed, the Partnership and JWH Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’/Members’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership record, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’/Members’ Capital.

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

Westport JWH Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master, and (ii) equity in trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 16.6% from $55,581,207 to $46,369,807. This decrease was attributable to a net loss from operations of $8,727,794, coupled with the redemption of 1,913.0836 Redeemable Units totaling $2,488,606, which was partially offset by the subscriptions of 1,375.8702 Redeemable Units totaling $2,005,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of its members increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemption of Units of Member Interest and distributions of profits if any.

For the three months ended March 31, 2012, JWH Master’s capital decreased 17.8% from $55,600,671 to $45,712,917. This decrease was attributable to a net loss from operations of $8,995,945, coupled with the redemption of 964.0106 Units of Member Interest totaling $2,801,833 and distribution of interest income to feeder funds totaling $3,976, which was partially offset by the subscriptions of 621.8857 Units of Member Interest totaling $1,914,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership and JWH Master record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’/Members’ Capital as applicable.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit decreased 15.3% from $1,516.22 to $1,283.76 as compared to an increase of 3.6% in the first quarter of 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $7,721,728. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and softs, which were partially offset by gains in energy, livestock and indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $3,723,219. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates and indices.

The most significant losses were recorded within the metals sector in January from short positions in gold and silver futures as prices advanced as the U.S. Federal Reserve’s pledge to keep U.S. borrowing costs low drove the U.S. dollar down, boosting demand for the precious metals. Additional losses were recorded in this sector during February and March from positions in gold and silver futures. Within the global interest rate sector, losses were incurred during February and March from long positions in U.S., European, and Japanese fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Within the agricultural sector, losses were incurred primarily during January and February from short positions in sugar futures as prices advanced on concern that supplies will be tighter than forecast because of harvest delays in Brazil, the world’s largest producer of sugar. Elsewhere, losses were incurred throughout the majority of the quarter from long positions in corn futures as prices declined on speculation that rising U.S. ethanol stockpiles will slow demand for the grain, boosting supply. Losses were also experienced within the currency markets from short positions in the euro, British pound, and Swiss franc versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar during January.

A portion of the Partnership’s losses for the quarter was offset by gains experienced within the energy sector from short positions in natural gas futures as prices dropped throughout the majority of the quarter amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gasoline and Brent crude as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved throughout the majority of the quarter from long positions in Pacific Rim and U.S. equity index futures as prices were buoyed higher by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy.

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

Interest income on 80% of the daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2012 decreased by $9,068, as compared to the corresponding period in 2011. The decrease in interest income is due to lower U.S. Treasury bill rates during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership, JWH Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2012 decreased by $259,927, as compared to the corresponding period in 2011. The decrease in brokerage fees and clearing fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2012 decreased by $95,713, as compared to the corresponding period in 2011. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2012. Trading performance for the three months ended March 31, 2011, resulted in incentive fees of $612.

In allocating the assets of the Partnership to the trading Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the trading advisor and may allocate assets to additional advisors at any time.

As of March 31, 2012 and December 31, 2011, the Partnership’s assets were allocated among the JWH programs in the following approximate percentages:

	March 31, 2012	December 31, 2011
Broadly Diversified Programs
JWH Global Analytics	84%	90%
JWH Diversified Plus	16%	10%

Item	3. Quantitative and Qualitative Disclosures about Market Risk

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of March 31, 2012 and December 31, 2011. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the Partnership’s total capitalization was $46,369,807.

March 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$989,038	2.13%
Energy	1,219,247	2.63%
Grains	309,585	0.67%
Indices	342,329	0.74%
Interest Rates U.S.	316,581	0.68%
Interest Rates Non-U.S.	707,528	1.53%
Livestock	10,800	0.02%
Metals	1,599,096	3.45%
Softs	535,205	1.15%

Total	$6,029,409	13.00%

As of December 31, 2011, the Partnership’s total capitalization was $55,581,207.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,483,475	2.67%
Energy	941,508	1.69%
Grains	128,473	0.23%
Indices	203,699	0.37%
Interest Rates U.S.	624,208	1.12%
Interest Rates Non-U.S.	1,017,493	1.83%
Livestock	138,860	0.25%
Metals	2,499,722	4.50%
Softs	1,220,468	2.20%

Total	$8,257,906	14.86%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments through JWH Master by market category as of March 31, 2012, and December 31, 2011, and the highest, lowest and average values at any point during the three months ended March 31, 2012, and the twelve months ended December 31, 2011. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2012, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor, was as follows:

March 31, 2012

			Three months ended March 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$170,320	0.37%	$283,500	$102,570	$212,823
Energy	144,820	0.31%	149,420	63,360	119,390
Grains	20,674	0.04%	85,000	20,674	28,000
Indices	121,388	0.26%	152,445	35,559	107,094
Interest Rates U.S.	12,885	0.03%	63,650	7,749	40,928
Interest Rates Non -U.S.	95,593	0.21%	140,096	55,097	108,080
Livestock	10,800	0.02%	10,800	8,000	10,800
Metals	30,000	0.07%	138,181	30,000	31,333
Softs	57,550	0.12%	135,575	37,600	57,850

Totals	$664,030	1.43%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$219,500	0.39%	$247,704	$40,200	$150,077
Energy	105,475	0.19%	168,805	63,360	106,813
Grains	40,750	0.07%	89,000	20,149	56,227
Indices	94,428	0.17%	188,613	35,559	125,231
Interest Rates U.S.	54,060	0.10%	73,300	7,749	47,078
Interest Rates Non -U.S.	138,860	0.25%	138,860	55,097	103,443
Livestock	10,800	0.02%	12,000	4,800	7,233
Metals	138,151	0.25%	138,239	28,494	100,337
Softs	72,800	0.13%	144,400	29,900	81,172

Totals	$874,824	1.57%

*	Annual average of month-end Values at Risk.

As of March 31, 2012, JWH Master’s total capitalization was $45,712,917. The Partnership owned approximately 88.8% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

March 31, 2012

			Three months ended March 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$921,980	2.02%	$1,616,400	$211,800	$676,210
Energy	1,209,940	2.65%	1,264,920	529,580	1,133,158
Grains	325,350	0.71%	1,186,000	68,250	219,844
Indices	248,807	0.54%	526,367	61,094	234,544
Interest Rates U.S.	342,000	0.75%	614,200	74,200	310,492
Interest Rates Non -U.S.	689,116	1.51%	1,414,147	206,777	749,192
Metals	1,767,000	3.86%	2,806,000	195,039	1,304,333
Softs	537,900	1.18%	1,971,480	247,550	394,600

Total	$6,042,093	13.22%

*	Average of month-end Values at Risk.

As of December 31, 2011, JWH Master’s total capitalization was $55,600,671. The Partnership owned approximately 88.7% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A.   Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, there were subscriptions of 1,375.8702 Redeemable Units totaling $2,005,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forwards and commodity option contracts, and any other rights or interests pertaining thereto including interest in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012- January 31, 2012	428.0793	$1,326.71	N/A	N/A
February 1, 2012- February 29, 2012	357.7118	$1,323.68	N/A	N/A
March 1, 2012- March 31, 2012	1,127.2925	$1,283.76	N/A	N/A
Total	1,913.0836	$1,300.83

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.   Defaults Upon Senior Securities – None

Item 4.   Mine Safety Disclosures – None

Item 5.   Other Information – None

Item 6. Exhibits

3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3 (a)	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2011, dated June 1, 2011 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

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

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012