Form 10-Q
period 2012-09-30
WESTPORT JWH FUTURES FUND LP
filed 2012-11-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes _  No X

As of October 31, 2012, 29,725.5487 Limited Partnership Redeemable Units were outstanding.

WESTPORT JWH FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport JWH Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets:
Investment in JWH Master, at fair value	$34,377,751	$49,319,514
Equity in trading account:
Cash	5,119,252	6,385,471
Cash margin	565,580	1,021,675
Net unrealized appreciation on open futures contracts	109,520	176,403
Net unrealized appreciation on open forward contracts	—	28,388

Total trading equity	40,172,103	56,931,451
Interest receivable	240	—

Total assets	$40,172,343	$56,931,451

Liabilities and Partners’ Capital
Liabilities:
Net unrealized depreciation on open forward contracts	$49,313	$—
Accrued expenses:
Brokerage fees	175,538	249,075
Management fees	66,294	94,205
Other	171,211	159,142
Redemptions payable	2,592,565	847,822

Total liabilities	3,054,921	1,350,244

Partners’ Capital:
General Partner, 400.0879 unit equivalents outstanding at September 30, 2012 and December 31, 2011	483,326	606,621
Limited Partners, 30,324.9177 and 36,257.5397 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	36,634,096	54,974,586

Total partners’ capital	37,117,422	55,581,207

Total liabilities and partners’ capital	$40,172,343	$56,931,451

Net asset value per unit	$1,208.05	$1,516.22

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	34	$(2,393)	(0.00)*%
Energy	6	(14,405)	(0.04)
Grains	22	124,019	0.33
Indices	30	(49,442)	(0.13)
Interest Rates U.S.	43	7,775	0.02
Interest Rates Non-U.S.	25	806	0.00 *
Metals	7	57,275	0.15

Total futures contracts purchased		123,635	0.33

Futures Contracts Sold
Energy	7	(7,460)	(0.02)
Interest Rates Non-U.S.	2	(6,535)	(0.02)
Livestock	9	970	0.00 *
Softs	8	(1,090)	(0.00)*

Total futures contracts sold		(14,115)	(0.04)

Unrealized Appreciation on Open Forward Contracts
Metals	29	27,618	0.08

Net unrealized appreciation on open forward contracts		27,618	0.08

Unrealized Depreciation on Open Forward Contracts
Metals	12	(76,931)	(0.21)

Net unrealized depreciation on open forward contracts		(76,931)	(0.21)

Investment in JWH Master		34,377,751	92.62

Net fair value		$34,437,958	92.78%

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

Westport JWH Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$745	$224	$2,072	$2,259
Interest income from investment in JWH Master	4,651	1,702	12,384	15,191

Total investment income	5,396	1,926	14,456	17,450

Expenses:
Brokerage fees including clearing fees	597,705	895,148	1,922,619	2,726,832
Management fees	214,243	331,270	693,852	1,003,152
Incentive fees	—	580	—	5,273
Other	56,140	53,723	230,367	254,060

Total expenses	868,088	1,280,721	2,846,838	3,989,317

Net investment income (loss)	(862,692)	(1,278,795)	(2,832,382)	(3,971,867)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in JWH Master
Net realized gains (losses) on closed contracts	(358,867)	(63,022)	(239,895)	(453,840)
Net realized gains (losses) on investment in JWH Master	(2,345,046)	2,415,415	(6,032,520)	4,289,872
Change in net unrealized gains (losses) on open contracts	240,481	612,136	(144,584)	34,006
Change in net unrealized gains (losses) on investment in JWH Master	393,507	3,267,653	(1,955,233)	64,944

Total trading results	(2,069,925)	6,232,182	(8,372,232)	3,934,982

Net income (loss)	(2,932,617)	4,953,387	(11,204,614)	(36,885)
Subscriptions-Limited Partners	350,000	744,000	3,320,000	4,374,782
Redemptions-Limited Partners	(3,593,843)	(542,431)	(10,579,171)	(4,114,394)

Net increase (decrease) in Partners’ Capital	(6,176,460)	5,154,956	(18,463,785)	223,503
Partners’ Capital, beginning of period	43,293,882	59,764,258	55,581,207	64,695,711

Partners’ Capital, end of period	$37,117,422	$64,919,214	$37,117,422	$64,919,214

Net asset value per unit (30,725.0056 and 37,253.6611 units outstanding at September 30, 2012 and 2011, respectively)	$1,208.05	$1,742.63	$1,208.05	$1,742.63

Net income (loss) per unit*	$(89.58)	$133.50	$(308.17)	$1.58

Weighted average units outstanding	33,232.2183	37,235.4953	35,214.1116	37,591.3365

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

1.    General:

Westport JWH Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, commodity options, forward contracts and any other rights or interest pertaining thereto including interests in commodity pools. The sectors traded include energy, currencies, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, directly, and through its investment in JWH Master Fund LLC (“JWH Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of September 30, 2012, all trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Advisor”).

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except, that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012, and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012, and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses)*	$(81.62)	$143.83	$(282.38)	$34.75
Interest income	0.16	0.05	0.41	0.48
Expenses**	(8.12)	(10.38)	(26.20)	(33.65)

Increase (decrease) for the period	(89.58)	133.50	(308.17)	1.58
Net asset value per unit, beginning of period	1,297.63	1,609.13	1,516.22	1,741.05

Net asset value per unit, end of period	$1,208.05	$1,742.63	$1,208.05	$1,742.63

*    Includes brokerage fees and clearing fees.

**  Excludes brokerage fees and clearing fees.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011***		2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(8.2)%	(7.9)%		(8.2)%	(8.0)%
Incentive fees	0%	0.0	%******	0%	0.0	%******

Net investment income (loss) before incentive fees*****	(8.2)%	(7.9)%		(8.2)%	(8.0)%

Operating expense	8.2%	7.9%		8.2%	8.1%
Incentive fees	0%	0.0	%******	0%	0.0	%******

Total expenses	8.2%	7.9%		8.2%	8.1%

Total return:
Total return before incentive fees	(6.9)%	8.3%		(20.3)%	0.1%
Incentive fees	0%	0.0	%******	0%	0.0	%******

Total return after incentive fees	(6.9)%	8.3%		(20.3)%	0.1%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees).

*****	Interest income less total expenses.

******	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 229 and 273, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 262 and 275, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 32 and 45, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 32 and 29, respectively.

The monthly average number of futures contracts traded by JWH Master during the three months ended September 30, 2012 and 2011 were 3,080 and 2,604, respectively. The monthly average number of futures contracts traded by JWH Master during the nine months ended September 30, 2012 and 2011 were 2,414 and 2,216, respectively. The monthly average number of metal forward contracts traded by JWH Master during the three months ended September 30, 2012 and 2011 were 401 and 0, respectively. The monthly average number of metal forward contracts traded by JWH Master during the nine months ended September 30, 2012 and 2011 were 202 and 0, respectively. The monthly average notional values of currency forward contracts held by JWH Master during the three months ended September 30, 2012 and 2011 were $28,310,952 and $0, respectively. The monthly average notional values of currency forward contracts held by JWH Master during the nine months ended September 30, 2012 and 2011 were $14,128,615 and $0, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

Assets	September 30, 2012
Futures Contracts
Currencies	$3,413
Energy	4,395
Grains	134,795
Interest Rates U.S.	8,150
Interest Rates Non-U.S.	3,377
Livestock	970
Metals	57,275
Softs	75

Total unrealized appreciation on open futures contracts	$212,450

Liabilities
Futures Contracts
Currencies	$(5,806)
Energy	(26,260)
Grains	(10,776)
Indices	(49,442)
Interest Rates U.S.	(375)
Interest Rates Non-U.S.	(9,106)
Softs	(1,165)

Total unrealized depreciation on open futures contracts	$(102,930)

Net unrealized appreciation on open futures contracts	$109,520 *

Assets
Forward Contracts
Metals	$27,618

Total unrealized appreciation on open forward contracts	$27,618

Liabilities
Forward Contracts
Metals	$(76,931)

Total unrealized depreciation on open forward contracts	$(76,931)

Net unrealized depreciation on open forward contracts	$(49,313)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
Sector	2012		2011	2012		2011
Currencies	$21,762		$(122,970)	$(511,779)		$(347,204)
Energy	(206,961)		181,931	32,928		(109,991)
Grains	104,143		(63,360)	79,568		(189,793)
Indices	11,439		(160,944)	(64,930)		(413,564)
Interest Rates U.S.	19,713		317,946	11,531		324,972
Interest Rates Non-U.S.	22,246		343,763	157,948		327,452
Livestock	(25,830)		12,600	(11,170)		(31,790)
Metals	(14,394)		171,660	(52,639)		101,190
Softs	(50,504)		(131,512)	(25,936)		(81,106)

Total	$(118,386	)***	$549,114 ***	$(384,479	)***	$(419,834	)***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” [(“IFRS”).] The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Partnership and JWH Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in JWH Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of JWH Master (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended September 30, 2012, and December 31, 2011, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$212,450	$212,450	$—	$—
Forwards	27,618	27,618	—	—
Investment in JWH Master	34,377,751	—	34,377,751	—

Total assets	$34,617,819	$240,068	$34,377,751	$—

Liabilities
Futures	$102,930	$102,930	$—	$—
Forwards	76,931	76,931	—	—

Total liabilities	$179,861	$179,861	$—	$—

Net fair value	$34,437,958	$60,207	$34,377,751	$—

		Quoted Prices in
		Active Markets for
		Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Forwards	$28,388	$28,388	$—	$—
Futures	366,846	366,846	—	—
Investment in JWH Master	49,319,514	—	49,319,514	—

Total assets	$49,714,748	$395,234	$49,319,514	—

Liabilities
Futures	$190,443	$190,443	$—	$—

Total liabilities	190,443	190,443	—	—

Net fair value	$49,524,305	$204,791	$49,319,514	$—

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2012.

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

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

At September 30, 2012, the Partnership owned approximately 86.8% of JWH Master. At December 31, 2011, the Partnership owned approximately 88.7% of JWH Master. The Partnership intends to continue to invest a portion of its assets in JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2012 and 2011 are presented below:

JWH Master Fund LLC

Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2012	2011
Assets:
Equity in trading account:
Cash	$32,439,351	$43,003,090
Cash margin	7,208,708	10,415,335
Net unrealized appreciation on open futures contracts	93,493	2,255,526

Total assets	$39,741,552	$55,673,951

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$86,638	$0
Accrued expenses:
Professional fees	58,024	73,280

Total liabilities	144,662	73,280

Members’ Capital:
Members’ Capital, 14,945.8843 and 17,428.5973 units outstanding at September 30, 2012 and December 31, 2011, respectively	39,596,890	55,600,671

Total liabilities and members’ capital	$39,741,552	$55,673,951

Net asset value per unit	$2,649.35	$3,190.20

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

JWH Master Fund LLC

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Notional $/ Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Currencies	309	$(68,913)	(0.17)%
Energy	126	92,167	0.23
Indices	332	(372,700)	(0.94)
Interest Rates U.S.	1,320	3,557	0.01
Interest Rates Non-U.S.	558	100,876	0.26
Metals	60	561,780	1.41
Softs	157	(8,873)	(0.02)

Total futures contracts purchased		307,894	0.78

Futures Contracts Sold
Energy	12	(52,710)	(0.13)
Grains	33	(50,325)	(0.13)
Softs	359	(111,366)	(0.28)

Total futures contracts sold		(214,401)	(0.54)

Unrealized Appreciation on Open Forward Contracts
Currencies	$7,115,303	55,321	0.14
Metals	243	954,820	2.41

Total unrealized appreciation on open forward contracts		1,010,141	2.55

Unrealized Depreciation on Open Forward Contracts
Currencies	$6,233,212	(64,223)	(0.16)
Metals	201	(1,032,556)	(2.61)

Total unrealized depreciation on open forward contracts		(1,096,779)	(2.77)

Net fair value		$6,855	0.02%

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

JWH Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$5,520	$2,271	$14,562	$20,290

Total investment income	5,520	2,271	14,562	20,290

Expenses:
Clearing fees	32,243	22,306	88,239	69,708
Professional fees	16,020	4,494	51,342	56,331

Total expenses	48,263	26,800	139,581	126,039

Net investment income (loss)	(42,743)	(24,529)	(125,019)	(105,749)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,687,349)	3,069,927	(6,818,152)	5,436,667
Change in net unrealized gains (losses) on open contracts	435,259	4,117,918	(2,248,671)	48,212

Total trading results	(2,252,090)	7,187,845	(9,066,823)	5,484,879

Net income (loss)	(2,294,833)	7,163,316	(9,191,842)	5,379,130
Subscriptions	280,000	870,200	3,165,975	3,974,826
Redemptions	(2,308,090)	(2,974,802)	(9,963,352)	(8,028,373)
Distribution of interest income to feeder funds	(5,520)	(2,271)	(14,562)	(20,290)

Net increase (decrease) in Members’ Capital	(4,328,443)	5,056,443	(16,003,781)	1,305,293
Members’ capital, beginning of period	43,925,333	68,240,490	55,600,671	71,991,640

Members’ capital, end of period	$39,596,890	$73,296,933	$39,596,890	$73,296,933

Net asset value per unit (14,945.8843 and 20,080.8437 units outstanding at September 30, 2012 and 2011, respectively)	$2,649.35	$3,650.09	$2,649.35	$3,650.09

Net income (loss) per unit*	$(155.50)	$354.71	$(539.95)	$262.27

Weighted average units outstanding	15,437.7164	20,409.3753	16,594.3633	20,957.7650

*	Based on change in net asset value per unit.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

JWH Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the period ended December 31, 2011, JWH Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values from those assets from observable inputs (Level 2). As of and for the period ended September 30, 2012, and December 31, 2011, JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

For the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$905,309	$905,309	$—	$—
Forwards	1,010,141	954,820	55,321	—

Total assets	1,915,450	1,860,129	55,321	—

Liabilities
Futures	$811,816	$811,816	$—	$—
Forwards	1,096,779	1,032,556	64,223	—

Total Liabilities	1,908,595	1,844,372	64,223	—

Net fair value	$6,855	$15,757	$(8,902)	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$3,003,214	$3,003,214	$—	$—

Total assets	3,003,214	3,003,214	—	—

Liabilities
Futures	$747,688	$747,688	$—	$—

Total liabilities	747,688	747,688	—	—

Net fair value	$2,255,526	$2,255,526	$—	$—

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Financial Highlights of JWH Master:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012, and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses)*	$(154.81)	$354.82	$(537.66)	$263.98
Interest income	0.36	0.11	0.90	0.97
Expenses**	(1.05)	(0.22)	(3.19)	(2.68)

Increase (decrease) for the period	(155.50)	354.71	(539.95)	262.27
Distributions of interest income to feeder funds	(0.36)	(0.11)	(0.90)	(0.97)
Net asset value per unit, beginning of period	2,805.21	3,295.49	3,190.20	3,388.79

Net asset value per unit, end of period	$2,649.35	$3,650.09	$2,649.35	$3,650.09

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Ratios to average net assets:***
Net investment income (loss)****	(0.4)%	(0.1)%	(0.4)%	(0.2)%

Operating expenses	0.5%	0.2%	0.4%	0.2%

Total return	(5.6)%	10.8%	(17.0)%	7.7%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate JWH Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2012, and December 31, 2011.

September 30, 2012
Assets
Futures Contracts
Currencies	$49,525
Energy	109,667
Interest Rates U.S.	19,494
Interest Rates Non-U.S.	123,973
Metals	561,780
Softs	40,870

Total unrealized appreciation on open futures contracts	$905,309

Liabilities
Futures Contracts
Currencies	$(118,438)
Energy	(70,210)
Grains	(50,325)
Indices	(372,700)
Interest Rates U.S.	(15,937)
Interest Rates Non-U.S.	(23,097)
Softs	(161,109)

Total unrealized depreciation on open futures contracts	$(811,816)

Net unrealized appreciation on open futures contracts	$93,493 *

September 30, 2012
Assets
Forward Contracts
Currencies	$55,321
Metals	954,820

Total unrealized appreciation on open forward contracts	$1,010,141

Liabilities
Forward Contracts
Currencies	$(64,223)
Metals	(1,032,556)

Total unrealized depreciation on open forward contracts	$(1,096,779)

Net unrealized depreciation on open forward contracts	$(86,638)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on JWH Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on JWH Master’s Statements of Financial Condition.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

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

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate JWH Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012, and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2012	2011	2012	2011
Currencies	$(109,140)	$974,336	$(1,716,690)	$177,106
Energy	(2,071,381)	(1,145,165)	(1,147,213)	86,274
Grains	1,720,863	(675,562)	511,100	(4,366,738)
Indices	(540,190)	94,951	(685,079)	(1,217,477)
Interest Rates U.S.	138,043	3,480,976	(670,455)	3,727,285
Interest Rates Non-U.S.	(580,094)	4,923,428	274,320	4,944,464
Metals	159,102	(118,275)	(4,427,572)	723,680
Softs	(969,293)	(346,844)	(1,205,234)	1,410,285

Total	$(2,252,090)**	$7,187,845 **	$(9,066,823)**	$5,484,879 **

**	This amount is in “Total trading results” on JWH Master’s Statements of Income and Expenses and Changes in Members’ Capital.

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

September 30, 2012

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

September 30, 2012

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

The Partnership and JWH Master consider prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in JWH Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in JWH Master reflects its proportional interest in JWH Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and JWH Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Partnership and JWH Master do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners’/Members’ Capital.

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

Westport JWH Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in JWH Master, and (ii) equity in trading account, consisting of cash, cash margin, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 33.2% from $55,581,207 to $37,117,422. This decrease was attributable to a net loss of $11,204,614, coupled with the redemption of 8,319.8176 Redeemable Units totaling $10,579,171, which was partially offset by the subscriptions of 2,387.1956 Redeemable Units totaling $3,320,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

JWH Master’s capital consists of the capital contributions of its members increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemption of Units of Member Interest and distributions of profits if any.

For the nine months ended September 30, 2012, JWH Master’s capital decreased 28.8% from $55,600,671 to $39,596,890. This decrease was attributable to a net loss of $9,191,842, coupled with the redemption of 3,561.5262 Units of Member Interest totaling $9,963,352 and distribution of interest income to feeder funds totaling $14,562, which was partially offset by the subscriptions of 1,078.8132 Units of Member Interest totaling $3,165,975. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit decreased 6.9% from $1,297.63 to $1,208.05 as compared to an increase of 8.3% in the third quarter of 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2012 of $2,069,925. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, energy, livestock, indices, Non-U.S. interest rates and softs and were partially offset by gains in grains, U.S. interest rates and metals. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $6,232,182. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in energy, grains, softs and indices.

The most significant losses were incurred within the energy markets during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. During September, newly established long futures positions in crude oil and its related products resulted in further losses as prices declined amid an increase in supplies. Within the global stock index sector, losses were recorded during July from long positions in Japanese equity index futures as prices fell on negative corporate earnings expectations. Within the global interest rate sector, losses were experienced during August from long positions in U.S. and European fixed income futures as prices declined during the first half of the month amid positive economic data from the U.S. and speculation European policy makers will take steps to protect the region’s banks. Losses were also incurred within the currency markets during August from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies advanced against the U.S. dollar after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the agricultural complex during July from long positions in corn and soybean futures after prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Within the metals markets, gains were recorded during September from long positions in gold futures as prices rose after stimulus measures from major central banks boosted its appeal as an inflation hedge.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit decreased 20.3% from $1,516.22 to $1,208.05 as compared to an increase of 0.1% during the nine months ended September 30, 2011. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2012 of $8,372,232. Losses were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in currencies, energy, U.S. interest rates, indices, livestock, metals and softs and were partially offset by gains in grains and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2011 of $3,934,982. Gains were primarily attributable to the Partnership’s and JWH Masters’ trading of commodity futures in U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, energy, grains, livestock and indices.

The most significant losses were recorded within the metals sector in January from short positions in gold and silver futures as prices advanced as the U.S. Federal Reserve’s pledge to keep U.S. borrowing costs low drove the U.S. dollar down, boosting demand for the precious metals. Additional losses were recorded in this sector during February and March from positions in gold and silver futures. Within the currency markets, losses were experienced during January from short positions in the euro, British pound, and Swiss franc versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar. Additional currency losses were incurred during June from short positions in the euro, British pound, and Swiss franc versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Within the energy complex, losses were recorded April from short positions in natural gas futures as prices moved higher on speculation that the lowest natural gas prices in a decade will prompt production cuts. During September, long futures positions in crude oil and its related products resulted in losses as prices declined amid an increase in supplies. Losses were also recorded within the global stock index markets during June from short positions in Japanese and European equity index futures as prices moved higher on optimism about the containment of the European debt crisis. Additional losses in this sector were incurred during July from long positions in Japanese equity index futures as prices fell on negative corporate earnings expectations. Within the agricultural sector, losses were incurred primarily during January and February from short positions in sugar futures as prices advanced on concern that supplies will be tighter than forecast because of harvest delays in Brazil, the world’s largest producer of sugar. Meanwhile, losses were also recorded in September from long positions in soybean and corn futures as prices fell on speculation that favorable weather in August limited crop damage caused by the severe drought in June and July in the U.S. A portion of the Partnership’s losses for the first nine months of the year was offset by gains experienced within the global interest rate sector during April and May from long positions in European, U.S., and Japanese fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. Additional gains were achieved during July from long positions in U.S. and European fixed income futures as prices advanced on concern the global economic recovery is slowing.

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

Interest income on 80% of the daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of JWH Master’s) account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended September 30, 2012 increased by $3,470, as compared to the corresponding period in 2011. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Interest income for the nine months ended September 30, 2012 decreased by $2,994, as compared to the corresponding period in 2011. The decrease in interest income is due to lower average net assets during the nine months ended September 30, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and JWH Masters’ accounts and upon interest rates over which neither the Partnership, JWH Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2012 decreased by $297,443 and $804,213, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees and clearing fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $117,027 and $309,300, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2012. Trading performance for the three and nine months ended September 30, 2011, resulted in incentive fees of $580 and $5,273, respectively.

In allocating the assets of the Partnership to the trading Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the trading advisor and may allocate assets to additional advisors at any time.

As of September 30, 2012 and June 30, 2012, the Partnership’s assets were allocated among the JWH programs in the following approximate percentages:

	September 30, 2012	June 30, 2012
Broadly Diversified Programs
JWH Global Analytics	86%	86%
JWH Diversified Plus	14%	14%

Item	3. Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Partnership’s and JWH Master’s open positions by market category as of September 30, 2012 and December 31, 2011. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by JWH) and indirectly by JWH Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $37,117,422.

September 30, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,420,312	3.83%
Energy	330,545	0.89%
Grains	107,038	0.29%
Indices	743,321	2.00%
Interest Rates U.S.	621,508	1.67%
Interest Rates Non-U.S.	902,374	2.43%
Livestock	10,800	0.03%
Metals	1,209,655	3.26%
Softs	770,770	2.08%

Total	$6,116,323	16.48%

As of December 31, 2011, the Partnership’s total capitalization was $55,581,207.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,483,475	2.67%
Energy	941,508	1.69%
Grains	128,473	0.23%
Indices	203,699	0.37%
Interest Rates U.S.	624,208	1.12%
Interest Rates Non-U.S.	1,017,493	1.83%
Livestock	138,860	0.25%
Metals	2,499,722	4.50%
Softs	1,220,468	2.20%

Total	$8,257,906	14.86%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments through JWH Master by market category as of September 30, 2012, and December 31, 2011, and the highest, lowest and average values at any point during the three months ended September 30, 2012, and the twelve months ended December 31, 2011. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2012, the Partnership’s Value at Risk for the portion of its assets allocated to the Diversified Plus Program that are traded directly by the Advisor, was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$82,000	0.22%	$137,125	$82,000	106,500
Energy	36,150	0.10%	103,960	36,150	63,345
Grains	49,750	0.13%	53,000	45,250	49,333
Indices	105,382	0.28%	112,437	11,832	79,928
Interest Rates U.S.	25,800	0.07%	44,200	25,800	36,867
Interest Rates Non -U.S.	43,528	0.12%	92,695	29,149	63,790
Livestock	10,800	0.03%	13,200	8,400	9,600
Metals	78,322	0.21%	107,505	73,969	96,557
Softs	26,200	0.07%	40,100	25,000	34,267

Totals	$457,932	1.23%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, JWH Master’s total capitalization was $39,596,890. The Partnership owned approximately 86.8% of JWH Master. The JWH Master’s Value at Risk for its assets (including the portion of the Partnership’s assets that are traded indirectly) was as follows:

September 30, 2012

			Three months ended September 30, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,541,833	3.89%	$2,426,283	$505,997	$1,018,075
Energy	339,165	0.86%	927,050	253,990	483,825
Grains	66,000	0.17%	617,000	66,000	428,000
Indices	734,953	1.85%	908,585	186,569	640,038
Interest Rates U.S.	686,300	1.73%	837,500	347,885	622,395
Interest Rates Non -U.S.	989,454	2.50%	1,586,005	276,932	1,042,609
Metals	1,303,379	3.29%	1,303,379	351,000	1,015,362
Softs	857,800	2.17%	857,800	85,000	681,200

Total	$6,518,884	16.46%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

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

Item 1A.   Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, there were subscriptions of 269.3739 Redeemable Units totaling $350,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forwards and commodity option contracts, and any other rights or interests pertaining thereto including interest in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012-July 31, 2012	259.2940	$1,363.73	N/A	N/A
August 1, 2012-August 31, 2012	502.7290	$1,288.31	N/A	N/A
September 1, 2012-September 30, 2012	2,146.0740	$1,208.05	N/A	N/A
Total	2,908.0970	$1,235.81

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.   Defaults Upon Senior Securities – None

Item 4.   Mine Safety Disclosures – None

Item 5.   Other Information

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments—Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

The Partnership intends to fully redeem its investment in JWH Master on November 30, 2012.

In addition, effective December 1, 2012 (the “Effective Date”), the Advisor will no longer be responsible for trading decisions made for the Partnership or allocated a portion of the Partnership’s assets to manage. The Advisor will be replaced with Rabar Market Research, Inc. (“Rabar”) as the sole trading advisor to the Partnership. It is anticipated that on or about the Effective Date, the Partnership’s assets will be traded pursuant to Rabar’s Diversified Program. In addition, on or about the Effective Date, the Partnership will change its name to Westport Futures Fund L.P. Limited partners have been given the option to redeem their investments in the Partnership prior to the Effective Date.

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

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT JWH FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 14, 2012