Form 10-Q
period 2013-03-31
WESTPORT FUTURES FUND L.P.
filed 2013-05-15
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes _  No X

As of April 30, 2013, 27,072.4657 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets:
Investment in the Master, at fair value	$29,772,964	$31,089,645
Equity in trading account:
Cash	22,600	123,654
Net unrealized appreciation on open forward contracts	—	2,156

Total assets	$29,795,564	$31,215,455

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$130,346	$136,558
Management fees	49,361	51,588
Other	46,636	123,654
Redemptions payable	420,380	586,561

Total liabilities	646,723	898,361

Partners’ Capital:
General Partner, 307.0879 and 400.0879 unit equivalents outstanding at March 31, 2013 and December 31, 2012, respectively	328,440	434,271
Limited Partners, 26,946.9007 and 27,530.6747 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	28,820,401	29,882,823

Total partners’ capital	29,148,841	30,317,094

Total liabilities and partners’ capital	$29,795,564	$31,215,455

Net asset value per unit	$1,069.53	$1,085.44

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2012

	Number of Contracts	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Metals	2	$2,156	0.01%

Net unrealized appreciation on open forward contracts		2,156	0.01%

Investment in Master		31,089,645	102.55

Net fair value		$31,091,801	102.56%

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Investment Income:
Interest income	$—	$598
Interest income from investment in Master	3,616	3,419

Total investment income	3,616	4,017

Expenses:
Brokerage fees including clearing fees**	440,779	677,718
Management fees	150,804	245,959
Other***	81,754	86,406

Total expenses	673,337	1,010,083

Net investment income (loss)	(669,721)	(1,006,066)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Master
Net realized gains (losses) on closed contracts	2,156	363,362
Net realized gains (losses) on investment in Master	277,844	(5,660,232)
Change in net unrealized gains (losses) on open contracts	(2,156)	(170,188)
Change in net unrealized gains (losses) on investment in Master	(38,797)	(2,254,670)

Total trading results	239,047	(7,721,728)

Net income (loss)	(430,674)	(8,727,794)
Subscriptions-Limited Partners	691,155	2,005,000
Redemptions-Limited Partners	(1,328,606)	(2,488,606)
Redemptions-General Partner	(100,128)	—

Net increase (decrease) in Partners’ Capital	(1,168,253)	(9,211,400)
Partners’ Capital, beginning of period	30,317,094	55,581,207

Partners’ Capital, end of period	$29,148,841	$46,369,807

Net asset value per unit (27,253.9886 and 36,120.4142 units outstanding at March 31, 2013 and 2012, respectively)	$1,069.53	$1,283.76

Net income (loss) per unit*	$(15.91)	$(232.46)

Weighted average units outstanding	27,725.1826	37,446.7878

*	Based on change in net asset value per unit.
**	2013 and 2012 includes $42,625 and $23,553 of clearing fees allocated from the Master.
***	2013 and 2012 includes $55,919 and $13,711 of other expenses allocated from the Master.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

1.    General:

Westport Futures Fund L.P. (formerly, Westport JWH Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forwards, options on forwards spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interest in commodity pools. The Partnership may also engage in exchange for physical transactions. The sectors traded include U.S. and international markets for energy, currencies, interest rates, indices, agricultural products and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, through its investment in Rabar Master Fund L.P. (“Rabar Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroups Inc.’s remaining interests in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2013, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”). Effective December 1, 2012 Rabar replaced John W. Henry and Co. (“JWH”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to JWH and/or Rabar, as applicable.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except, that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013, and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013, and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
Net realized and unrealized gains (losses)*	$(7.65)	$(223.70)
Interest income	0.12	0.11
Expenses**	(8.38)	(8.87)

Increase (decrease) for the period	(15.91)	(232.46)
Net asset value per unit, beginning of period	1,085.44	1,516.22

Net asset value per unit, end of period	$1,069.53	$1,283.76

*    Includes brokerage fees and clearing fees.

**  Excludes brokerage fees and clearing fees.

	Three Months Ended
	March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(9.1)%	(8.1)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees****	(9.1)%	(8.1)%

Operating expense	9.2%	8.1%
Incentive fees	—%	—%

Total expenses	9.2%	8.1%

Total return:
Total return before incentive fees	(1.5)%	(15.3)%
Incentive fees	—%	—%

Total return after incentive fees	(1.5)%	(15.3)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master (as defined in Note 5 “Investment in Master”) and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2013 and 2012 were 0 and 289, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the three months ended March 31, 2013 and 2012 were 1 and 29, respectively.

The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2013 were 1,704. The monthly average number of metal forward contracts traded by the Master during the three months ended March 31, 2013 were 153. The monthly average notional values of currency forward contracts held by the Master during the three months ended March 31, 2013 were $32,074,364.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

The following table summarizes the valuation of the Partnership’s direct investments as of December 31, 2012.

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Forwards	$1,325	$—	$1,325

Total assets	$1,325	$—	$1,325

Liabilities
Forwards	$831	$—	$831

Total liabilities	$831	$—	$831

Net unrealized appreciation on open forward contracts			$2,156

Total net unrealized gain (loss) on total contracts			$2,156

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following table indicates the Partnership’s gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of December 31, 2012.

	December 31, 2012
Assets
Forward Contracts
Metals	$2,156

Net unrealized appreciation on open forward contracts	$2,156	*

*	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2012.

Three Months Ended March 31,
Sector	2012
Currencies	$(141,428)
Energy	306,069
Grains	6,021
Indices	175,146
Interest Rates U.S.	(79,522)
Interest Rates Non-U.S.	3,404
Livestock	21,170
Metals	(89,673)
Softs	(8,013)

Total	$193,174 **

**	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

4.    Fair Value Measurements:

Partnership’s and the Master’s Investments. All commodity interests held by the Partnership and the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Partnership and the Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013, and December 31, 2012, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$29,772,964	$—	$29,772,964	$—

Net fair value	$29,772,964	$—	$29,772,964	$—

		Quoted Prices in
		Active Markets for
		Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Forwards	$2,156	$2,156	$—	$—
Investment in Master	31,089,645	—	31,089,645	—

Total assets	$31,091,801	$2,156	$31,089,645	—

Net fair value	$31,091,801	$2,156	$31,089,645	$—

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5.    Investment in Master:

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (“JWH Master”), a limited liability company organized under the laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by JWH using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was the managing member of JWH Master. Individual and pooled accounts managed by JWH, including the Partnership, were permitted to be non-managing members of JWH Master. The General Partner and JWH believed that trading through this structure promoted efficiency and economy in the trading process. The Partnership fully redeemed its investment in JWH Master on November 30, 2012 for cash equal to $28,623,928. JWH also traded a portion of the Partnership’s assets directly, pursuant to JWH Diversified Plus Program, a proprietary systematic trading system. The Partnership ceased allocating assets to be traded directly by JWH, pursuant to the JWH Diversified Plus Program effective November 30, 2012.

Effective December 1, 2012, the Partnership allocated substantially all of its capital to Rabar Master, a limited liability partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Rabar Master with cash equal to $31,143,887. Rabar Master was formed in order to permit accounts managed now and in the future by the Advisor using the Diversified Program, a propriety, systematic trading program to invest together in one trading vehicle. The General Partner is also the general partner of Rabar Master. Rabar Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of Rabar Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Rabar Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2013.

For the period January 1, 2010 to November 30, 2012 trading activity related to JWH Master. For the period December 1, 2012 to March 31, 2013 trading activity related to Rabar Master. As such, references in this report to the “Master” refers to JWH Master and/or Rabar Master, as applicable.

Rabar Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engage in such trading through commodity brokerage accounts maintained by CGM.

A limited partner of the Master may withdraw all or part of its capital contributions and undistributed profits, if any, from the Master as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage, and National Futures Association fees (collectively, the “clearing fees”) are borne by the Partnership directly and through its investment in the Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

As of March 31, 2013, the Partnership owned approximately 76.2% of the Master. As of December 31, 2012, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2013, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2013	2012
Assets:
Equity in trading account:
Cash	$35,206,972	$26,947,476
Cash margin	3,384,835	3,587,402
Net unrealized appreciation on open futures contracts	521,538	608,427
Net unrealized appreciation on open forward contracts	22,750	—

Total assets	$39,136,095	$31,143,305

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$21,795
Accrued expenses:
Professional fees	89,105	25,500
Due to Westport	—	7,665

Total liabilities	89,105	54,960

Partners’ Capital:
General Partner	—	—
Limited Partners	39,046,990	31,088,345

Total liabilities and partners’ capital	$39,136,095	$31,143,305

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Notional $/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	219	$(31,086)	(0.08)%
Energy	74	26,822	0.07
Grains	11	(14,200)	(0.04)
Indices	295	64,939	0.17
Interest Rates U.S.	198	48,828	0.13
Interest Rates Non-U.S.	554	285,689	0.73
Metals	11	(3,610)	(0.01)
Softs	57	75,280	0.19

Total futures contracts purchased		452,662	1.16

Futures Contracts Sold
Currencies	54	(23,605)	(0.06)
Energy	14	(43,765)	(0.11)
Interest Rates U.S.	5	(163)	(0.00)*
Interest Rates Non-U.S.	1	96	0.00 *
Livestock	46	(48,760)	(0.12)
Metals	31	31,830	0.08
Softs	200	153,243	0.39

Total futures contracts sold		68,876	0.18

Unrealized Appreciation on Open Forward Contracts
Currencies	$5,644,466	49,842	0.13
Metals	82	90,679	0.23

Total unrealized appreciation on open forward contracts		140,521	0.36

Unrealized Depreciation on Open Forward Contracts
Currencies	$10,577,865	(72,519)	(0.19)
Metals	16	(45,252)	(0.12)

Total unrealized depreciation on open forward contracts		(117,771)	(0.31)

Net fair value		$544,288	1.39%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Rabar Master Fund L. P.

Statement of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

Three Months Ended
March 31, 2013
Investment Income:
Interest income	$4,783

Expenses:
Clearing fees	56,437
Professional fees	74,032

Total expenses	130,469

Net investment income (loss)	(125,686)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	367,056
Change in net unrealized gains (losses) on open contracts	(42,344)

Total trading results	324,712

Net income (loss)	199,026
Subscriptions	10,836,572
Redemptions	(3,072,170)
Distribution of interest income to feeder funds	(4,783)

Net increase (decrease) in Partners’ Capital	7,958,645
Partners’ Capital, beginning of period	31,088,345

Partners’ Capital, end of period	$39,046,990

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$597,553	$(144,891)	$452,662
Forwards	21,298	(103,419)	(82,121)

Total assets	$618,851	$(248,310)	$370,541

Liabilities
Futures	$205,227	$(136,351)	$68,876
Forwards	119,223	(14,352)	104,871

Total liabilities	$324,450	$(150,703)	$173,747

Net unrealized appreciation on open futures contracts			$521,538
Net unrealized appreciation on open forward contracts			22,750

Total net unrealized gain (loss) on total contracts			$544,288

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$531,939	$(237,753)	$294,186
Forwards	52,692	(47,171)	5,521

Total assets	$584,631	$(284,924)	$299,707

Liabilities
Futures	$320,283	$(6,042)	$314,241
Forwards	9,549	(36,865)	(27,316)

Total liabilities	$329,832	$(42,907)	$286,925

Net unrealized appreciation on open futures contracts			$608,427
Net unrealized depreciation on open forward contracts			(21,795)

Total net unrealized gain (loss) on total contracts			$586,632

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013, and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

For the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$802,780	$802,780	$—	$—
Forwards	140,521	90,679	49,842	—

Total assets	$943,301	$893,459	$49,842	$—

Liabilities
Futures	$281,242	$281,242	$	$—
Forwards	117,771	45,252	72,519	—

Total liabilities	399,013	326,494	72,519	—

Net fair value	$544,288	$566,965	$(22,677)	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$852,223	$852,223	$—	$—
Forwards	62,242	19,876	42,366	—

Total assets	$914,465	$872,099	$42,366	$—

Liabilities
Futures	$243,796	$243,796	$—	$—
Forwards	84,037	38,360	45,677	—

Total liabilities	327,833	282,156	45,677	—

Net fair value	$586,632	$589,943	$(3,311)	$—

Financial Highlights of the Master:

Ratios to average net assets for the three months ended March 31, 2013, were as follows:

Three Months Ended
March 31,
2013
Ratios to average net assets:*
Net investment income (loss)**	(1.4)%

Operating expenses	1.4%

Total return	1.4%

*	Annualized.

**	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2013, and December 31, 2012.

March 31, 2013
Assets
Futures Contracts
Currencies	$32,388
Energy	33,742
Grains	75
Indices	102,363
Interest rates U.S.	55,969
Interest rates non-U.S.	297,655
Livestock	3,200
Metals	32,935
Softs	244,453

Total unrealized appreciation on open futures contracts	$802,780

Liabilities
Futures Contracts
Currencies	$(87,079)
Energy	(50,685)
Grains	(14,275)
Indices	(37,424)
Interest rates U.S.	(7,304)
Interest rates non-U.S.	(11,870)
Livestock	(51,960)
Metals	(4,715)
Softs	(15,930)

Total unrealized depreciation on open futures contracts	$(281,242)

Net unrealized appreciation on open futures contracts	$521,538 *

March 31, 2013
Assets
Forward Contracts
Currencies	$49,842
Metals	90,679

Total unrealized appreciation on open forward contracts	$140,521

Liabilities
Forward Contracts
Currencies	$(72,519)
Metals	(45,252)

Total unrealized depreciation on open forward contracts	$(117,771)

Net unrealized appreciation on open forward contracts	$22,750 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012
Assets
Futures Contracts
Currencies	$531,967
Energy	50,339
Grains	36,788
Indices	82,744
Interest Rates Non-U.S.	100,828
Interest Rates U.S.	17,070
Livestock	1,000
Metals	20,187
Softs	11,300

Total unrealized appreciation on open futures contracts	$852,223

Liabilities
Futures Contracts
Currencies	$(74,519)
Energy	(15,918)
Grains	(27,550)
Indices	(71,572)
Interest Rates Non-U.S.	(30,553)
Interest Rates U.S.	(1,586)
Livestock	(13,488)
Metals	(6,273)
Softs	(2,337)

Total unrealized depreciation on open futures contracts	$(243,796)

Net unrealized appreciation on open futures contracts	$608,427 *

December 31, 2012
Assets
Forward Contracts
Currencies	$42,366
Metals	19,876

Total unrealized appreciation on open forward contracts	$62,242

Liabilities
Forward Contracts
Currencies	$(45,677)
Metals	(38,360)

Total unrealized depreciation on open forward contracts	$(84,037)

Net unrealized depreciation on open forward contracts	$(21,795)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statement of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statement of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013.

Three Months Ended
Sector	March 31, 2013
Currencies	$90,063
Energy	(212,940)
Grains	(357,272)
Indices	650,146
Interest Rates U.S.	(92,798)
Interest Rates non-U.S.	118,658
Livestock	165,326
Metals	(290,710)
Softs	254,239

Total	$324,712 ***

***	This amount is in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Partner’s Capital.

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Master are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swaps and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 10.5% to 26.0% of the Partnership’s/Master’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Master is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Partnership’s and the Master’s Investments. All commodity interests held by the Partnership and the Master including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

The Partnership and the Master consider prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

The Partnership and the Master do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 3.9% from $30,317,094 to $29,148,841. This decrease was attributable to a net loss from operations of $430,674, coupled with the redemptions of 1,219.9260 Redeemable Units totaling $1,328,606 and 93.0000 General Partner unit equivalents totaling $100,128, which was partially offset by the subscriptions of 636.1520 Redeemable Units totaling $691,155. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the three months ended March 31, 2013, the Master’s capital increased 25.6% from $31,088,345 to $39,046,990. This increase was attributable to a net income from operations of $199,026, coupled with the subscriptions of $10,836,572 and distribution of interest income to feeder funds totaling $4,783, which was partially offset by the redemptions of $3,072,170. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership and the Master record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital as applicable.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit decreased 1.5% from $1,085.44 to $1,069.53 as compared to a decrease of 15.3% in the first quarter of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $239,047. Gains were primarily attributable to the Partnership’s and the Master’s trading of commodity futures in currencies, indices, non-U.S. interest rates, livestock and softs and were partially offset by losses in energy, grains, U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $7,721,728. Losses were primarily attributable to the Partnership’s and JWH Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in energy, livestock and indices.

The Partnership’s trading gains for the quarter were achieved within the global stock index markets during January from long positions in Pacific Rim, European, and U.S. equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency sector, gains were recorded during January from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Within the agricultural complex, gains were experienced during January from long positions in cotton futures as prices rose on speculative buying. Smaller gains were recorded from long positions in global interest rate futures during February as prices rose on concerns of political instability in Europe.

The Partnership’s gains for the quarter were offset by losses incurred in metals and energies. The most significant losses were incurred within the metals complex during February from long positions in copper, lead, and zinc futures as prices fell amid concern that political instability in Europe may result in lower metals demand. Within the energy markets, losses were recorded primarily during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and the Master depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership/Master expects to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2013 decreased by $401, as compared to the corresponding period in 2012. The decrease in interest income was primarily due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Masters’ accounts and upon interest rates over which neither the Partnership, the Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2013 decreased by $236,939, as compared to the corresponding period in 2012. The decrease in brokerage fees and clearing fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $95,155, as compared to the corresponding period in 2012. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012. To the extend an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers the net loss incurred and earns additional net trading profits for the Partnership.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the Management Agreement. There were no incentive fees earned for the three months ended March 31, 2013 and 2012. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item	3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s and the Master’s open contracts and, consequently, in their earnings and cash balances. The Partnership’s and the Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s and the Master’s open contracts and the liquidity of the markets in which they trade.

The Partnership and the Master rapidly acquire and liquidate both long and short contracts in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Master’s past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Partnership and/or the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Master’s speculative trading and the recurrence in the markets traded by the Partnership and/or the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and/or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and/or the Master’s losses in any market sector will be limited to Value at Risk or by the Partnership’s and/or the Master’s attempts to manage their market risk.

Exchange maintenance margin requirements have been used by the Partnership and the Master as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near- term one-day price fluctuation. The margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2013 and December 31, 2012. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Master’s total capitalization was $39,046,990. The Partnership owned approximately 76.2% of Master. The Master’s Value at Risk as of March 31, 2013 was as follows:

March 31, 2013

			Three months ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$871,936	2.23%	$1,568,383	$641,939	$1,039,978
Energy	171,990	0.44%	745,150	76,990	266,962
Grains	25,000	0.07%	368,400	25,000	154,233
Indices	650,455	1.67%	1,253,847	461,868	858,387
Interest Rates U.S.	157,493	0.40%	157,493	4,300	93,013
Interest Rates Non-U.S.	623,697	1.60%	744,126	109,052	491,925
Livestock	55,850	0.14%	140,125	15,730	90,153
Metals	421,821	1.08%	506,450	134,447	302,382
Softs	313,850	0.80%	313,850	25,600	206,850

Total	$3,292,092	8.43%

*	Average of month-end Values at Risk.

As of December 31, 2012, the Master’s total capitalization was $31,088,345. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

			Period ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,123,351	3.61%	$1,849,938	$972,464	$1,123,351
Energy	302,850	0.98%	330,100	81,000	302,850
Grains	83,437	0.27%	368,150	83,437	83,437
Indices	693,437	2.23%	1,092,905	649,997	693,437
Interest Rates U.S.	62,200	0.20%	202,250	8,100	62,200
Interest Rates Non-U.S.	523,009	1.68%	714,625	378,765	523,009
Livestock	48,865	0.16%	71,010	45,750	48,865
Metals	326,016	1.05%	328,391	182,840	326,016
Softs	25,200	0.08%	87,600	25,200	25,200

Total	$3,188,365	10.26%

*	For the period December 1, 2012 (commencement of trading operations) to December 31, 2012 average month-end Value at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A.   Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were subscriptions of 636.1520 Redeemable Units totaling $691,155. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forwards and commodity option contracts, and any other rights or interests pertaining thereto including interest in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013-January 31, 2013	510.2410	$1,111.87	N/A	N/A
February 1, 2013-February 28, 2013	316.6340	$1,076.65	N/A	N/A
March 1, 2013-March 31, 2013	393.0510	$1,069.53	N/A	N/A
	1,219.9260	$1,089.09

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.   Defaults Upon Senior Securities – None

Item 4.   Mine Safety Disclosures – Not Applicable

Item 5.   Other Information – None

Item 6. Exhibits

3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3 (a)	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2012, dated June 1, 2012 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.7 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.8	Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Form 8-K filed on December 6, 2012, and incorporated herein by reference).

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

Date: May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 15, 2013