Form 10-Q
period 2013-06-30
WESTPORT FUTURES FUND L.P.
filed 2013-08-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes _  No X

As of July 31, 2013, 26,885.2027 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets:
Investment in the Master, at fair value	$28,868,923	$31,089,645
Equity in trading account:
Cash	18,245	123,654
Net unrealized appreciation on open forward contracts	—	2,156

Total assets	$28,887,168	$31,215,455

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$126,381	$136,558
Management fees	47,865	51,588
Other	41,890	123,654
Redemptions payable	361,801	586,561

Total liabilities	577,937	898,361

Partners’ Capital:
General Partner, 307.0879 and 400.0879 unit equivalents outstanding at June 30, 2013 and December 31, 2012, respectively	316,273	434,271
Limited Partners, 27,179.9267 and 27,530.6747 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	27,992,958	29,882,823

Total partners’ capital	28,309,231	30,317,094

Total liabilities and partners’ capital	$28,887,168	$31,215,455

Net asset value per unit	$1,029.91	$1,085.44

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

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$—	$729	$—	$1,327
Interest income from investment in Master	1,406	4,314	5,022	7,733

Total investment income	1,406	5,043	5,022	9,060

Expenses:
Brokerage fees including clearing fees**	438,817	647,196	879,596	1,324,914
Management fees	147,766	233,650	298,570	479,609
Other***	96,390	87,821	178,144	174,227

Total expenses	682,973	968,667	1,356,310	1,978,750

Net investment income (loss)	(681,567)	(963,624)	(1,351,288)	(1,969,690)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Master
Net realized gains (losses) on closed contracts	—	(244,390)	2,156	118,972
Net realized gains (losses) on investment in Master	(47,003)	1,972,758	230,841	(3,687,474)
Change in net unrealized gains (losses) on open contracts	—	(214,877)	(2,156)	(385,065)
Change in net unrealized gains (losses) on investment in Master	(379,614)	(94,070)	(418,411)	(2,348,740)

Total trading results	(426,617)	1,419,421	(187,570)	(6,302,307)

Net income (loss)	(1,108,184)	455,797	(1,538,858)	(8,271,997)
Subscriptions-Limited Partners	926,909	965,000	1,618,064	2,970,000
Redemptions-Limited Partners	(658,335)	(4,496,722)	(1,986,941)	(6,985,328)
Redemptions-General Partner	—	—	(100,128)	—

Net increase (decrease) in Partners’ Capital	(839,610)	(3,075,925)	(2,007,863)	(12,287,325)
Partners’ Capital, beginning of period	29,148,841	46,369,807	30,317,094	55,581,207

Partners’ Capital, end of period	$28,309,231	$43,293,882	$28,309,231	$43,293,882

Net asset value per unit (27,487.0146 and 33,363.7287 units outstanding at June 30, 2013 and 2012, respectively)	$1,029.91	$1,297.63	$1,029.91	$1,297.63

Net income (loss) per unit*	$(39.62)	$13.87	$(55.53)	$(218.59)

Weighted average units outstanding	27,662.0176	34,963.3288	27,693.6001	36,205.0583

*	Based on change in net asset value per unit.
**	Three months ended 2013 and 2012 includes $48,408 and $25,778 of clearing fees allocated from the Master. Six months ended 2013 and 2012 includes $91,033 and $49,331 of clearing fees allocated from the Master.
***	Three months ended 2013 and 2012 includes $18,965 and $17,398 of Professional fees allocated from the Master. Six months ended 2013 and 2012 includes $74,884 and $31,109 of Professional fees allocated from the Master.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

1.    General:

Westport Futures Fund L.P. (formerly, Westport JWH Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forwards, options on forwards, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interest in commodity pools. The Partnership may also engage in exchange for physical transactions. The sectors traded include U.S. and international markets for energy, currencies, interest rates, indices, agricultural products and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, through its investment in Rabar Master Fund L.P. (“Rabar Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of June 30, 2013, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”). Effective December 1, 2012 Rabar replaced John W. Henry and Co. (“JWH”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to JWH and/or Rabar, as applicable.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except, that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013, and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2013, and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net realized and unrealized gains (losses)*	$(30.84)	$22.94	$(38.49)	$(200.76)
Interest income	0.06	0.14	0.18	0.25
Expenses**	(8.84)	(9.21)	(17.22)	(18.08)

Increase (decrease) for the period	(39.62)	13.87	(55.53)	(218.59)
Net asset value per unit, beginning of period	1,069.53	1,283.76	1,085.44	1,516.22

Net asset value per unit, end of period	$1,029.91	$1,297.63	$1,029.91	$1,297.63

*    Includes brokerage fees and clearing fees.

**  Excludes brokerage fees and clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(9.3)%	(8.5)%	(9.2)%	(8.3)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Net investment income (loss) before incentive fees****	(9.3)%	(8.5)%	(9.2)%	(8.3)%

Operating expense	9.4%	8.6%	9.3%	8.3%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	9.4%	8.6%	9.3%	8.3%

Total return:
Total return before incentive fees	(3.7)%	1.1%	(5.1)%	(14.4)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(3.7)%	1.1%	(5.1)%	(14.4)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

During the second quarter of 2013, CMF Winton Master L.P. entered into brokerage account agreements with MS&Co. The Partnership, through its investment in the Master, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options. CMF Winton Master L.P. expects to commence trading during June 2013.

Effective April 12, 2013, CMF Winton Master L.P. entered into a foreign exchange brokerage agreement with MS&Co. and commenced trading on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

The customer agreements between the Partnership and Citigroup Global Markets, Inc (“CGM”) and the Master (as defined in Note 5 “Investment in Master”) and CGM/MS&Co give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2012 were 270. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2013 and 2012 were 0 and 279, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the three months ended June 30, 2012 were 35. The monthly average number of metal forward contracts traded directly by the Partnership during the six months ended June 30, 2013 and 2012 were 1 and 32, respectively.

The monthly average number of futures contracts traded by the Master during the three and six months ended June 30, 2013 were 1,564 and 1,634, respectively. The monthly average number of metal forward contracts traded by the Master during the three and six months ended June 30, 2013 were 185 and 169, respectively. The monthly average notional values of currency forward contracts held by the Master during the three and six months ended June 30, 2013 were $36,220,524 and $34,147,444, respectively.

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

June 30, 2013

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2012.

	Three Months Ended June 30,	Six Months Ended June 30,
Sector	2012	2012
Currencies	$(392,113)	$(533,541)
Energy	(66,180)	239,889
Grains	(30,596)	(24,575)
Indices	(251,515)	(76,369)
Interest Rates U.S.	71,340	(8,182)
Interest Rates Non-U.S.	132,298	135,702
Livestock	(6,510)	14,660
Metals	51,428	(38,245)
Softs	32,581	24,568

Total	$(459,267)**	$(266,093)**

**	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Partnership and the Master consider prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2013, and December 31, 2012, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

During the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$28,868,923	$—	$28,868,923	$—

Net fair value	$28,868,923	$—	$28,868,923	$—

		Quoted Prices in
		Active Markets for
		Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Forwards	$2,156	$2,156	$—	$—
Investment in Master	31,089,645	—	31,089,645	—

Total assets	$31,091,801	$2,156	$31,089,645	—

Net fair value	$31,091,801	$2,156	$31,089,645	$—

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

5.    Investment in Master:

On January 2, 2008, 80% of the assets allocated to the Advisor for trading were invested in JWH Master Fund LLC (“JWH Master”), a limited liability company organized under the laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by JWH using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was the managing member of JWH Master. Individual and pooled accounts managed by JWH, including the Partnership, were permitted to be non-managing members of JWH Master. The General Partner and JWH believed that trading through this structure promoted efficiency and economy in the trading process. The Partnership fully redeemed its investment in JWH Master on November 30, 2012 for cash equal to $28,623,928. JWH also traded a portion of the Partnership’s assets directly, pursuant to JWH Diversified Plus Program, a proprietary, systematic trading system. The Partnership ceased allocating assets to be traded directly by JWH pursuant to the JWH Diversified Plus Program effective November 30, 2012.

Effective December 1, 2012, the Partnership allocated substantially all of its capital to Rabar Master, a limited liability partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Rabar Master with cash equal to $31,143,887. Rabar Master permits accounts managed now and in the future by the Advisor using the Diversified Program, a propriety, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Rabar Master. Rabar Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of Rabar Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Rabar Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2013.

For the period January 1, 2010 to November 30, 2012 all trading was conducted either directly or through JWH Master. For the period December 1, 2012 to June 30, 2013 all trading was conducted through Rabar Master. As such, references in this report to the “Master” refers to JWH Master and/or Rabar Master, as applicable.

Rabar Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained by CGM and/or MS&Co.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

As of June 30, 2013, the Partnership owned approximately 77.6% of the Master. As of December 31, 2012, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2013, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2013	2012
Assets:
Equity in trading account:
Cash	$34,767,676	$26,947,476
Cash margin	2,404,756	3,587,402
Net unrealized appreciation on open futures contracts	30,609	608,427
Net unrealized appreciation on open forward contracts	32,824	—

Total assets	$37,235,865	$31,143,305

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$21,795
Accrued expenses:
Professional fees	52,106	25,500
Due to Westport	—	7,665

Total liabilities	52,106	54,960

Partners’ Capital:
General Partner	—	—
Limited Partners	37,183,759	31,088,345

Total liabilities and partners’ capital	$37,235,865	$31,143,305

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

June 30, 2013

(Unaudited)

	Notional $/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	48	$(15,100)	(0.04)%
Energy	37	14,926	0.04
Grains	104	96,568	0.26
Indices	26	212	0.00 *
Livestock	44	22,450	0.06
Softs	4	(1,260)	(0.00)*

Total futures contracts purchased		117,796	0.32

Futures Contracts Sold
Currencies	69	(23,835)	(0.06)
Energy	3	1,527	0.00 *
Indices	1	(600)	(0.00)*
Interest Rates U.S.	146	(52,758)	(0.14)
Interest Rates Non-U.S.	485	(61,161)	(0.16)
Livestock	13	4,750	0.01
Metals	16	50,335	0.13
Softs	37	(5,445)	(0.02)

Total futures contracts sold		(87,187)	(0.24)

Unrealized Appreciation on Open Forward Contracts
Currencies	$4,470,679	92,651	0.25
Metals	105	167,854	0.45

Total unrealized appreciation on open forward contracts		260,505	0.70

Unrealized Depreciation on Open Forward Contracts
Currencies	$3,189,401	(99,576)	(0.27)
Metals	106	(128,105)	(0.34)

Total unrealized depreciation on open forward contracts		(227,681)	(0.61)

Net fair value		$63,433	0.17%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Rabar Master Fund L. P.

Statement of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Investment Income:
Interest income	$1,821	$6,604

Total investment income	1,821	6,604

Expenses:
Clearing fees	62,621	119,058
Professional fees	24,678	98,710

Total expenses	87,299	217,768

Net investment income (loss)	(85,478)	(211,164)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(56,673)	310,383
Change in net unrealized gains (losses) on open contracts	(480,855)	(523,199)

Total trading results	(537,528)	(212,816)

Net income (loss)	(623,006)	(423,980)
Subscriptions	976,909	11,813,481
Redemptions	(2,215,313)	(5,287,483)
Distribution of interest income to feeder funds	(1,821)	(6,604)

Net increase (decrease) in Partners’ Capital	(1,863,231)	6,095,414
Partners’ Capital, beginning of period	39,046,990	31,088,345

Partners’ Capital, end of period	$37,183,759	$37,183,759

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of June 30, 2013 and December 31, 2012, respectively.

June 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$183,537	$(65,741)	$117,796
Forwards	16,216	(179,713)	(163,497)

Total assets	$199,753	$(245,454)	$(45,701)

Liabilities
Futures	$99,392	$(186,579)	$(87,187)
Forwards	244,288	(47,967)	196,321

Total liabilities	$343,680	$(234,546)	$109,134

Net unrealized appreciation on open futures contracts			$30,609
Net unrealized appreciation on open forward contracts			32,824

Total net unrealized gain (loss) on total contracts			$63,433

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$531,939	$(237,753)	$294,186
Forwards	52,692	(47,171)	5,521

Total assets	$584,631	$(284,924)	$299,707

Liabilities
Futures	$320,283	$(6,042)	$314,241
Forwards	9,549	(36,865)	(27,316)

Total liabilities	$329,832	$(42,907)	$286,925

Net unrealized appreciation on open futures contracts			$608,427
Net unrealized depreciation on open forward contracts			(21,795)

Total net unrealized gain (loss) on total contracts			$586,632

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2013, and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

For the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$282,930	$282,930	$—	$—
Forwards	260,505	167,854	92,651	—

Total assets	$543,435	$450,784	$92,651	$—

Liabilities
Futures	$252,321	$252,321	$—	$—
Forwards	227,681	128,105	99,576	—

Total liabilities	480,002	380,426	99,576	—

Net fair value	$63,433	$70,358	$(6,925)	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$852,223	$852,223	$—	$—
Forwards	62,242	19,876	42,366	—

Total assets	$914,465	$872,099	$42,366	$—

Liabilities
Futures	$243,796	$243,796	$—	$—
Forwards	84,037	38,360	45,677	—

Total liabilities	327,833	282,156	45,677	—

Net fair value	$586,632	$589,943	$(3,311)	$—

Financial Highlights of the Master:

Ratios to average net assets for the three and six months ended June 30, 2013, were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Ratios to average net assets:*
Net investment income (loss)**	(0.9)%	(1.1)%

Operating expenses	0.9%	1.2%

Total return	(1.7)%	(0.4)%

*	Annualized.

**	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2013, and December 31, 2012.

June 30, 2013
Assets
Futures Contracts
Currencies	$39,297
Energy	36,737
Grains	109,576
Indices	4,065
Interest rates U.S.	62
Interest rates non-U.S.	14,108
Livestock	28,100
Metals	50,335
Softs	650

Total unrealized appreciation on open futures contracts	$282,930

Liabilities
Futures Contracts
Currencies	$(78,232)
Energy	(20,284)
Grains	(13,008)
Indices	(4,453)
Interest rates U.S.	(52,820)
Interest rates non-U.S.	(75,269)
Livestock	(900)
Softs	(7,355)

Total unrealized depreciation on open futures contracts	$(252,321)

Net unrealized appreciation on open futures contracts	$30,609 *

June 30, 2013
Assets
Forward Contracts
Currencies	$92,651
Metals	167,854

Total unrealized appreciation on open forward contracts	$260,505

Liabilities
Forward Contracts
Currencies	$(99,576)
Metals	(128,105)

Total unrealized depreciation on open forward contracts	$(227,681)

Net unrealized appreciation on open forward contracts	$32,824 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2013.

	Three Months Ended		Six Months Ended
Sector	June 30, 2013		June 30, 2013
Currencies	$(282,484)		$(192,421)
Energy	(544,381)		(757,321)
Grains	467,276		110,004
Indices	(383,804)		266,342
Interest Rates U.S.	(3,861)		(96,659)
Interest Rates non-U.S.	(540,003)		(421,345)
Livestock	242,135		407,461
Metals	840,636		549,926
Softs	(333,042)		(78,803)

Total	$(537,528	)***	$(212,816	)***

***	This amount is in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Partner’s Capital.

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Master are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swaps and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 0.0% to 16.0% of the Partnership’s/Master’s contracts are traded OTC.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master have credit risk and concentration risk, as CGM and/or MS&Co. or their affiliates are the counterparties or brokers with respect to the Partnership and the Master assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co, the Partnership’s and the Master’s counterparty is an exchange or clearing organization.

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

June 30, 2013

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

The Partnership and the Master consider prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

June 30, 2013

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

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital decreased 6.6% from $30,317,094 to $28,309,231. This decrease was attributable to a net loss from operations of $1,538,858, coupled with the redemptions of 1,845.2660 Redeemable Units totaling $1,986,941 and 93.0000 General Partner unit equivalents totaling $100,128, which was partially offset by the subscriptions of 1,494.5180 Redeemable Units totaling $1,618,064. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the six months ended June 30, 2013, the Master’s capital increased 19.6% from $31,088,345 to $37,183,759. This increase was attributable to the subscriptions of $11,813,481, which was partially offset by the net loss from operations of $423,980, coupled with the redemptions of $5,287,483 and distribution of interest income to feeder funds totaling $6,604. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2013, the net asset value per unit decreased 3.7% from $1,069.53 to $1,029.91 as compared to an increase of 1.1% in the second quarter of 2012. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2013 of $426,617. Losses were primarily attributable to the Partnership’s and the Master’s trading of commodity futures in currencies, energy, indices, non-U.S. interest rates and softs and were partially offset by gains in grains, livestock and metals. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2012 of $1,419,421. Gains were primarily attributable to the Partnership’s and JWH Master’s trading of commodity futures in U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains, energy, livestock and indices.

The most significant losses were incurred within the global interest rate sector, primarily during May, from long positions in European fixed income futures as prices reversed lower following a positive U.S. employment report and a rise in German sentiment. Within the energy sector, losses were incurred primarily during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Within the global stock index sector, losses were incurred primarily during June from long positions in Pacific Rim and European equity index futures as prices declined on concern central banks may scale back economic stimulus measures. Within the currency sector, losses were incurred primarily during May from long positions in the New Zealand dollar as the values of the New Zealand dollar declined relative to the U.S. dollar after the Reserve Bank of New Zealand took steps to curb the currency’s strength. Additional losses were recorded from positions in the British pound. The Partnership’s losses for the quarter were offset by gains achieved within the metals sector primarily during April and June from short positions in gold futures as prices declined after U.S. economic data topped estimates, eroding the appeal of gold as a store of value. Within the agricultural complex, gains were experienced during May from long positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China.

During the Partnership’s six months ended June 30, 2013, the net asset value per unit decreased 5.1% from $1,085.44 to $1,029.91 as compared to a decrease of 14.4% during the six months ended June 30, 2012. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2013 of $187,570. Losses were primarily attributable to the Partnership’s and the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by gains in grains, livestock, indices and metals. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2012 of $6,302,307. Losses were primarily attributable to the Partnership’s and JWH Master’s trading of commodity futures in currencies, grains indices, U.S. interest rates, metals and softs and were partially offset by gains in energy, non-U.S. interest rates and livestock.

The most significant losses were incurred within the energy sector primarily during February and May. During February, losses were incurred from long positions in crude oil and its related products as prices declined on concerns renewed European debt woes would erode fuel demand. Reports of higher than expected crude oil stockpiles in the U.S. also negatively impacted prices for February. During May, losses were incurred from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Within the global interest rate sector, losses were incurred primarily during May from long positions in U.S. and European fixed income futures as prices reversed lower following a positive U.S. employment report and a rise in German sentiment. The Partnership’s losses for the first six months of the year were offset by trading gains achieved within the metals sector, primarily during April, from short positions in gold and silver futures as precious metals prices fell sharply at mid-month on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves. Within the agricultural complex, gains were experienced during May from long positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China. Within the currency sector, gains were experienced from short positions in the Japanese yen versus the U.S. dollar in January and April as the value of the yen declined on speculation the Bank of Japan would ease monetary policy further. Additional gains in the currency sector were achieved in May from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar declined after the Reserve Bank of Australia cut interest rates. Within the global stock index sector, gains were achieved in January, April, and May from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks will maintain loose monetary policies to boost economic growth.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and the Master depend on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership/Master expects to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM and/or MS&Co., as applicable based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2013 decreased by $3,637 and $4,038, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average net assets and lower U.S. Treasury bill rates during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Masters’ accounts and upon interest rates over which neither the Partnership, the Master nor CGM or MS&Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and six months ended June 30, 2013 decreased by $208,379 and $445,318, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees and clearing fees is due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2013 decreased by $85,884 and $181,039, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the Management Agreement. There were no incentive fees earned for the three and six months ended June 30, 2013 and 2012. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The first two tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2013 and December 31, 2012. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, the Master’s total capitalization was $37,183,759. The Partnership owned approximately 77.6% of Master. The Master’s Value at Risk as of June 30, 2013 was as follows:

June 30, 2013

			Three months ended June 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$1,114,163	3.00%	$1,655,133	$825,037	$1,236,738
Currencies	647,411	1.74%	1,287,681	447,712	901,629
Interest Rates	579,347	1.56%	1,187,943	159,482	665,886
Equities	63,836	0.17%	1,740,502	12,401	873,700

Total	$2,404,757	6.47%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates

(plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.   Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2013, there were subscriptions of 858.3660 Redeemable Units totaling $926,909. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forwards and commodity option contracts, and any other rights or interests pertaining thereto including interest in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013-April 30, 2013	107.4740	$1,099.43	N/A	N/A
May 1, 2013-May 31, 2013	166.5720	$1,070.85	N/A	N/A
June 1, 2013-June 30, 2013	351.2940	$1,029.91	N/A	N/A
	625.3400	$1,052.76

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.   Defaults Upon Senior Securities – None

Item 4.   Mine Safety Disclosures – Not Applicable

Item 5.   Other Information

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the Master from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Master will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Master.

The Partnership does not have officers or a board of directors. The General Partner is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6. Exhibits

3.1	Limited Partnership Agreement, dated March 21, 1997 (filed as Exhibit A to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(i)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7th 2013, (filed herewith).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Form of Escrow Agreement and Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment to the Escrow Agreement and Instructions relating to escrow of subscription funds, dated April 8, 1997 (filed as Exhibit 10.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3 (a)	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Letter extending the Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. for 2012, dated June 1, 2012 (filed as Exhibit 10.3(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.7 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.8	Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Form 8-K filed on December 6, 2012, and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1         – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2         – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed  herewith).

32.1         – Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2         – Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 14, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 14, 2013