Form 10-K
period 2013-12-31
WESTPORT FUTURES FUND L.P.
filed 2014-03-28
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-24111

WESTPORT FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4077759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                Accelerated filer   ☐                Non-accelerated filer    ☒ (Do not check if a smaller reporting company)    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐             No ☒

Limited Partnership Redeemable Units with an aggregate value of $27,992,958 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, 25,054.2857 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General development of business. Westport Futures Fund L.P., (formerly, Westport JWH Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, options on futures, forwards, options on forwards, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interest in commodity pools. The sectors traded include U.S. and international markets for currencies, energy, grains, interest rates, indices, livestock, metals and softs. The Partnership may also engage in exchange for physical transactions. The Partnership commenced trading operations on August 1, 1997. The commodity interests that are traded by the Partnership through its investment in Rabar Master Fund L.P. (“Rabar Master”), are volatile and involve a high degree of market risk. A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997 (the commencement of the offering period). Beginning May 30, 1997, 120,000 redeemable units of limited partnership interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 Redeemable per unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $404,000 to the Partnership’s trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately continues to offer Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 31, under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by Rabar (defined below).

During the period covered by this report, the Partnership’s/Master’s commodity brokers were Morgan Stanley & Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”).

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profit and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profit, if any, net of distributions and losses of any.

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

On January 2, 2008, 80% of the assets allocated to John W. Henry & Company, Inc. (“JWH” ) for trading were invested in JWH Master Fund LLC (“JWH Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by JWH Master using the JWH Global Analytics program (the “Global Analytics Program”), a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed it investment in JWH Master on November 30, 2012 for cash equal to $28,623,928. JWH also traded a portion of the Partnership’s assets directly pursuant to the JWH Diversified Plus Program.

Effective December 1, 2012, all trading decisions for the Partnership will be made by Rabar Market Research, Inc. (“Rabar”) as Rabar replaced JWH as the Partnership’s sole trading advisor. References to the “Advisor” herein refers to JWH and/or Rabar, as applicable.

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

A description of the trading activities and focus of the Advisor is included on Page 16, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure promotes efficiency and economy in the trading process.

The Master’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. During the reporting period, the Master engages in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co, as applicable.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

Management and incentive fees are charged at the Partnership level. All clearing fees (defined below) are borne by the Partnership through its investment in the Master. All other fees are charged at the Partnership level.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2013 the Partnership owned 77.7% of Rabar Master. As of December 31, 2012 the Partnership owned 100% of Rabar Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

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

Pursuant to the terms of the Rabar Management Agreement, the Partnership pays Rabar a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to Rabar and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Rabar Management Agreement, earned by Rabar for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. The Rabar Management Agreement generally continues in effect until June 30th, of each year and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to Rabar. After June 30, 2014 the Management Agreement may be terminated upon 30 days written notice by either party. References to the “Management Agreement” herein refers to the JWH Management Agreement and/or the Rabar Management Agreement, as applicable.

Rabar will not be paid incentive fees until Rabar recovers the net loss incurred prior to the date of the Rabar Management Agreement and earns new trading profits for the Partnership. The Advisor is not affiliated with the General Partner or CGM/MS&Co. The Advisor is not responsible for the organization or operation of the Partnership.

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s account at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts (the Master is also a party to a customer agreement with MS&Co., which gives the Master the same right). The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Rabar Master has entered into a foreign exchange brokerage account agreement with MS&Co. Under the foreign exchange agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in the Master.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 5.25% per year of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, other expenses and any redemptions or distributions as of the end of such month.

Prior to and for part of the third quarter of 2013, the Partnership was a party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 11/14 of 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month.. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees” and together with the MS&Co. clearing fees and the foreign exchange clearing fees, the “clearing fees”) directly and through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s account at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts (the Master was also a party to a customer agreement with CGM, which gave the Master the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial information about segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2013, was $25,520,809.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, clearing fees and management fees.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgated rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform significant price discovery functions. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated position.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of February 28, 2014, was 665.

(c) Dividends. The Partnership did not declare any distributions in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2013, there were subscriptions of 2,997.5130 Redeemable Units totaling $3,130,122. For the twelve months ended December 31, 2012, there were subscriptions of 2,439.5216 Redeemable Units totaling $3,383,212. For the twelve months ended December 31, 2011, there were subscriptions of 3,641.9988 Redeemable Units totaling $6,184,782. The Redeemable Units were issued in reliance upon applicable exceptions from registration under section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investor’s as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable units were purchased by accredited investor’s in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures, forward and commodity option contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	752.0330	$986.70	N/A	N/A
November 1, 2013 — November 30, 2013	198.2760	$1,004.03	N/A	N/A
December 1, 2013 — December 31, 2013	398.4890	$1,008.02	N/A	N/A
	1,348.7980	$995.55

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and total assets at December 31, 2013, 2012, 2011, 2010 and 2009, were as follows:

	2013	2012	2011	2010	2009
Net realized and unrealized trading gains (losses) and investment in the Master net of brokerage/ongoing selling agent fees (including clearing fees) of $1,692,710, $2,400,026, $3,496,531, $3,068,973 and $3,732,225, respectively	$(1,284,352)	$(13,837,890)	$(6,898,209)	$13,570,968	$(15,515,478)

Total interest income	$8,290	$20,427	$17,724	46,971	48,212

	$(1,276,062)	$(13,817,463)	$(6,880,485)	$13,617,939	$(15,467,266)

Net income (loss)	$(2,157,874)	$(14,953,834)	$(8,492,035)	$12,132,978	$(17,124,177)

Increase (decrease) in net asset value per unit	$(77.42)	$(430.78)	$(224.83)	$331.62	$(413.40)

Net asset value per unit	$1,008.02	$1,085.44	$1,516.22	$1,741.05	$1,409.43

Total assets	$26,107,154	$31,215,455	$56,931,451	$65,406,314	$54,122,746

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, aims to achieve substantial capital appreciation through speculative trading, directly and indirectly in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership, through its investment in the Master may employ futures, options on futures, forward, options on forward, spot and swap contracts and cash commodities and any other rights or interest pertaining thereto, in those markets.

The General Partner manages all business of the Partnership and the Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership and the Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Rabar Market Research L.P.

Effective January, 1, 2013, Rabar became the Partnership’s sole trading advisor. Rabar will trade the Partnership’s assets in accordance with its Diversified Program. The objective of Rabar’s investment strategy is to generate capital appreciation over the long run by investing in, among other things, exchange traded futures contracts, options on futures contracts, foreign currency forward contracts (which constitute swaps) and, to a very limited extent, cash commodities. Rabar may also engage in exchange for physical transactions, more commonly referred to as “EFPs.” Rabar will trade commodity contracts on U.S. and foreign exchanges.

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

The approach is generally “technical,” meaning that the signals generated by the models are based upon an analysis of objective technical factors rather than fundamental factors. Although the technical indicators analyzed are varied, they are all based primarily on daily, weekly and monthly price movement.

The approach combines “trend-following” with “trend-anticipating” systems. The trend-following systems seek to take advantage of directional price movement and will typically enter the markets once such movement has begun. The “trend-anticipating” systems also will profit from sustained directional moves; however, these systems can initiate before trends begin, entering the market where no trend is discernible from an examination of the price charts. Since the portfolio will maintain both long and short positions, it is not necessarily relevant whether a particular market is rising or falling. It is merely the case that Rabar’s best opportunity for profit will come from markets moving continuously in one direction while Rabar will have a difficult time profiting from, and may incur losses in, markets which are not exhibiting sustained directional movement.

The approach incorporates a “blend” of quantitative models. Specifically, the methodology employs several totally separate and distinct investment models in its overall approach, and several additional variations of those models, all of which are blended together in Rabar’s program.

Rabar employs a number of risk management techniques in the Diversified Program with a view toward reducing and controlling risk in the portfolio. For example, the Diversified Program’s portfolio is broadly diversified, thereby spreading the risk across multiple markets. The Diversified Program is also diversified across a wide range of holding periods. The Diversified Program’s portfolio is also diversified across multiple quantitative models limiting the risk exposure in the portfolio to any one such model. Rabar also employs liquidation prices determined at the beginning of each trading day for each position. These liquidation points can have the effect of limiting the exposure to each position, system, market and market sector, and in the portfolio as a whole. Rabar’s approach also incorporates statistical measures to help control risk. For example, Rabar uses filters which reduce or eliminate exposure in excessively volatile markets. The approach also incorporates methods to filter out positions with low statistical expectations. Rabar also employs a proprietary, volatility-based methodology for sizing positions to equalize risk in the portfolio across all trades. Similarly, Rabar’s methodologies attempt to equalize risk across all systems. It should be noted that there is no assurance that the above described risk management techniques will have the desired effects of controlling or even reducing risk in the Diversified Program’s portfolio, as investing in futures interests involves a high degree of risk. As to stop losses in particular, it is possible for a market to “gap open,” or in other words open through the predetermined liquidation price. In such event, the predetermined liquidation point will have a reduced, or possibly minimal, effect on risk. Also, the risk assumed and, consequently, the potential for profit experienced by a particular account at different times, and by different accounts at the same time, vary significantly according to market conditions, the size of a given account, the percentage gained or lost in that account, and the perceived risk aversion of that account’s owner.

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

(a) Liquidity.

The Partnership does not engage in the sales of goods or services. Its assets are its investment in the Master, cash and net unrealized appreciation on open forward contracts. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash and cash margin and net unrealized appreciation on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

To minimize the risk relating to low margin deposits, the Partnership follow certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2⁄3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as “pyramiding,” which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “straddles” describe a commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2013, through December 31, 2013, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 11.0%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership through its investment in the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options contracts whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward swaps, and option contracts. OTC contracts are negotiated between contracting parties and also include certain forwards, swap and options contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 0.0% to 11.8% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk, during the reporting period as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership and the Master’s assets. Credit risk with respect to exchange traded instruments, is reduced to the extent that, through MS&Co., the Partnership and the Master counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, clearing fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership/Master nor commodity broker has control.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2013, there were subscriptions of 2,997.5130 Redeemable Units totaling $3,130,122. For the year ended December 31, 2012, there were subscriptions of 2,439.5216 Redeemable Units totaling $3,383,212. For the year ended December 31, 2011, there were subscriptions of 3,641.9988 Redeemable Units totaling $6,184,782.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 5,517.5370 Redeemable Units were redeemed totaling $5,668,405 and 93.0000 General Partner unit equivalents were redeemed totaling $100,128. For the year ended December 31, 2012, 11,166.3866 Redeemable Units were redeemed totaling $13,693,491. For the year ended December 31, 2011, 4,143.4051 Redeemable Units were redeemed totaling $6,807,251.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (the “Securities Act”), as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor’s spouse of at least three times their investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times their investment in the Partnership for each year.

(c) Results of Operations.

For the year ended December 31, 2013, the net asset value per unit decreased 7.1% from $1,085.44 to $1,008.02. For the year ended December 31, 2012, the net asset value per unit decreased 28.4% from $1,516.22 to $1,085.44. For the year ended December 31, 2011, the net asset value per unit decreased 12.9% from $1,741.05 to $1,516.22.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2013 of $408,358. Gains were primarily attributable to the trading of commodity futures in currencies, grains, indices, livestock and softs and were partially offset by losses in energy, metals and U.S. and non-U.S. interest rates. The net trading gains or losses realized from the Partnership and the Master is disclosed on page 31 under Item 8 “Financial Statements and Supplementary Data.”

The most significant losses during the year were incurred within the global interest rate sector primarily, during May from long positions in U.S. and European fixed income futures as prices reversed lower following a positive U.S. employment report, a rise in German sentiment, and following comments my Federal Reserve Chairman Bernanke that the U.S. central bank would possibly begin to tape its quantitative easing. Additional losses in this sector were recorded during January, July, August, November, and December. Within the energy sector, losses were incurred primarily during February, May, and September. During February, losses were incurred from long positions in crude oil and its related products as prices declined on concerns renewed European debt woes would erode fuel demand. Reports of higher than expected crude oil stockpiles in the U.S. also negatively impacted oil prices for February. During May, losses were incurred from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. During September, losses were incurred from long positions in crude oil futures as prices declined over concern a potential shutdown of the U.S. government may reduce demand from the world’s largest oil consuming country. Within the metals sector, losses were incurred primarily during July from short industrial and precious metals futures positions as improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data sent precious metals higher. Losses in metals were also incurred during February, May, September, October, and December. The Partnership’s losses for the year were offset by trading gains achieved within the global stock index sector, primarily during January, May, September, and October from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks will maintain loose monetary policies to boost economic growth. Further gains were recorded from long positions in global stock index futures during November and December. Within the agricultural complex, gains were experienced during May from long positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China. Additional gains were experienced during November as soybean prices rallied amid a seasonal decrease in U.S. warehouse supplies prior to the harvest of the current crop. Within the currency sector, gains were experienced primarily during January, November, and December from short positions in the Japanese yen as its value declined against other currencies amid speculation the Bank of Japan will continue unprecedented stimulus measures, while the U.S. Federal Reserve pares quantitative easing as the U.S. economy recovers. Additional currency gains were recorded during September from long positions in the British pound and an improving outlook for the British economy.

The Partnership experienced a net trading loss (before fees and expenses) in the year ended December 31, 2012, of $11,437,864. Losses were primarily attributable to the trading of commodity futures in currencies, energy, indices, livestock, metals, U.S. interest rates and softs and were partially offset by gains in grains and non-U.S. interest rates.

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

During the reporting period, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM or at the 4-week U.S. Treasury bill rate. Interest income for the three and twelve months ended December 31, 2013, decreased by $3,756 and $12,137, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average net assets and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Master’s accounts and upon interest rates over which neither the Partnership/Master nor CGM and/or MS&Co. had control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2013, decreased by $89,545 and $771,767, respectively, as compared to the corresponding periods in 2012. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership/Master. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2013 increased by $16,208 and $64,451, respectively, as compared to the corresponding periods in 2012. The increase in clearing fees is primarily due to an increase in the number of trades during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2013, decreased by $33,598 and $290,448, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no incentive fees earned for the three and twelve months ended December 31, 2013. There were no incentive fees earned for the three and twelve months ended December 31, 2012.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2013 and 2012 were $257,133 and $210,993, respectively.

The Partnership pays other expenses, which generally include certain offering costs, filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $58,073 and $68,324, respectively.

The Partnership experienced a net trading loss (before fees and expenses) in the year ended December 31, 2011, of $3,401,678. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals and indices and were partially offset by gains in U.S. and non-U.S. interest rates and softs.

The most significant losses during the year were incurred within the agricultural sector from futures positions in soybeans as prices moved in a volatile, trendless manner throughout a majority of the first half of the year due to inconsistent supply and demand factors. Additional losses were incurred during September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the global stock index markets, losses were incurred during March from long positions in Japanese equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. Additional losses were experienced within this sector during October from long positions in European equity index futures as prices fell on concern surrounding the resolution of the European debt crisis. Losses were also experienced within the energy sector, primarily during May, due to long futures positions in crude oil and its related products as prices moved lower amid signs of a slowing global economic recovery. Further losses were recorded during August from long futures positions in gas oil, Brent crude, and heating oil as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Within the currency markets, losses were incurred during May from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. During October, long positions in the Japanese yen versus the U.S. dollar resulted in additional currency losses as the value of the yen fell after the Bank of Japan intervened to weaken Japan’s currency for the third time during the year. Within the metals markets, losses were incurred in May from long positions in silver futures as prices fell sharply from a 31-year high. Additional losses were recorded in metals in September from long futures positions in gold and silver as prices fell lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals as an alternative investment. Smaller losses in metals were experienced during October. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rate sector throughout the majority of the third quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Additional gains were recorded within this sector during December from long positions in European and U.S. fixed income futures as prices increased while European leaders struggled to find funding for the euro-zone rescue plan.

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

(d) Off-balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk

The Partnership, through its investment in the Master, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partners’ authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Partnership’s Redeemable Unit holders and General Partner unit equivalent, creditors, and regulators, is free of material errors.

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

Partnership’s and Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

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

The Partnership and the Master will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Master considers prices for exchange-traded commodity futures, forward, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in the Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2013 and 2012, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner assumptions and internal valuation pricing models (Level 3). During the twelve months ended December 31, 2013 and 2012 there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Materiality as used in this “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s and/or the Master’s market sensitive instruments.

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

Exchange requirements have been used by the Partnership and the Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The margins levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term, one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s and/or the Master’s futures and forward contracts does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin have been used, and where this instrument is a physical commodity, the futures-equivalent margin, has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership and the Partnership’s and/or the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s and the Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2013 and the period December 1, 2012 (commencement of trading operations) to December 31, 2012 the highest, lowest and average value at any point. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2013, the Master’s total capitalization was $33,569,336 and the Partnership owned approximately 77.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$1,135,243	3.38%	$1,568,383	$437,632	$963,555
Energy	426,250	1.27%	841,665	76,990	298,300
Grains	413,910	1.23%	964,988	25,000	300,051
Indices	1,741,893	5.19%	1,896,384	60,703	1,153,491
Interest Rates U.S.	121,937	0.36%	271,068	4,300	109,738
Interest Rates Non-U.S.	238,516	0.71%	745,635	109,052	441,701
Livestock	83,431	0.25%	225,450	9,172	96,195
Metals	902,212	2.69%	1,230,768	4,528	455,107
Softs	141,213	0.42%	497,837	16,280	206,397

Total	$5,204,605	15.50%

*	Annual average of month-end Value at Risk

As of December 31, 2012, the Master’s total capitalization was $31,088,345 and the Partnership owned approximately 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2012 was as follows:

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership and the Master — give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership and the Master have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this “Item 7A. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

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

The following were the primary trading risk exposures of the Partnership and the Master as of December 31, 2013, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2013, the Master’s primary exposures were in the EUREX, E-Mini NASDAQ and OSE NIKKEI stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes, but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, silver and copper. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership and the Master.

Softs. The Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Master’s commodity exposure as of December 31, 2013.

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

The following were the only non-trading risk exposures of the Master as of December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data

WESTPORT FUTURES FUND L.P.

(formerly Westport JWH Futures Fund L.P.)

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2013, 2012, and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Condensed Schedule of Investments at December 31, 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012, and 2011; and Notes to Financial Statements.

To the Limited Partners of

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
President and Director Ceres Managed Futures LLC General Partner, Westport Futures Fund L.P. (formerly, Westport JWH Futures Fund L.P.)

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 (855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Westport Futures Fund L.P. (formerly Westport JWH Futures Fund L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Westport Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu	Alice Lonero
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Westport Futures Fund L.P.	Westport Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Westport Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Westport Futures Fund L.P. (the “Partnership”), as of December 31, 2013 and 2012, including the condensed schedule of investments as of December 31, 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Westport Futures Fund L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Investment in Master, at fair value (Note 5)	$26,099,527	$31,089,645
Equity in trading account:
Cash (Note 3c)	7,627	123,654
Net unrealized appreciation on open forward contracts	—	2,156

Total assets	$26,107,154	$31,215,455

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$114,219	$136,558
Management fees (Note 3b)	43,276	51,588
Professional fees	26,060	82,779
Other	1,105	40,875
Redemptions payable (Note 6)	401,685	586,561

Total liabilities	586,345	898,361

Partners’ Capital: (Notes 1 and 6)
General Partner, 307.0879 and 400.0879 unit equivalents outstanding at December 31, 2013 and 2012, respectively	309,551	434,271
Limited Partners, 25,010.6507 and 27,530.6747 Redeemable Units outstanding at December 31, 2013 and 2012, respectively	25,211,258	29,882,823

Total partners’ capital	25,520,809	30,317,094

Total liabilities and partners’ capital	$26,107,154	$31,215,455

Net asset value per unit	$1,008.02	$1,085.44

See accompanying notes to financial statements.

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Condensed Schedule of Investments

December 31, 2012

	Number of Contracts	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Metals	2	$2,156	0.01%

Net unrealized appreciation on open forward contracts		2,156	0.01

Investment in Rabar Master Fund L.P.		31,089,645	102.55

Net fair value		$31,091,801	102.56%

See accompanying notes to financial statements.

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Statements of Income and Expenses

for the years ended

December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment Income:
Interest income (Note 3c)	$—	$2,713	$2,293
Interest income from investment in Master (Note 3c)	8,290	17,714	15,431

Total investment income	8,290	20,427	17,724

Expenses:
Ongoing selling agent fees (Note 3c)	1,497,239	2,269,006	3,413,565
Clearing fees (Note 3c)	195,471	131,020	82,966
Management fees (Note 3b)	566,606	857,054	1,286,434
Incentive fees (Note 3b)	—	—	5,273
Professional fees**	257,133	210,993	238,105
Other	58,073	68,324	81,738

Total expenses	2,574,522	3,536,397	5,108,081

Net investment income (loss)	(2,566,232)	(3,515,970)	(5,090,357)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Master:
Net realized gains (losses) on closed contracts	2,156	(506,083)	(329,159)
Net realized gains (losses) on investment in Master	70,162	(8,918,261)	(1,647,307)
Change in net unrealized gains (losses) on open contracts	(2,156)	(202,635)	(224,626)
Change in net unrealized gains (losses) on investment in Master	338,196	(1,810,885)	(1,200,586)

Total trading results	408,358	(11,437,864)	(3,401,678)

Net income (loss)	$(2,157,874)	$(14,953,834)	$(8,492,035)

Net income (loss) per unit* (Note 7)	$(77.42)	$(430.78)	$(224.83)

Weighted average units outstanding	27,174.0682	33,858.4271	37,517.7936

*	Based on change in net asset value per unit.
**	The years ended December 31, 2013, 2012 and 2011 includes $82,405, $90,025 and $49,204 of professional fees allocated from the Master.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2013, 2012 and 2011

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2010	$63,999,138	$696,573	$64,695,711
Net income (loss)	(8,402,083)	(89,952)	(8,492,035)
Subscriptions of 3,641.9988 Redeemable Units	6,184,782	—	6,184,782
Redemptions of 4,143.4051 Redeemable Units	(6,807,251)	—	(6,807,251)

Partners’ Capital at December 31, 2011	54,974,586	606,621	55,581,207
Net income (loss)	(14,781,484)	(172,350)	(14,953,834)
Subscriptions of 2,439.5216 Redeemable Units	3,383,212	—	3,383,212
Redemptions of 11,166.3866 Redeemable Units	(13,693,491)	—	(13,693,491)

Partners’ Capital at December 31, 2012	29,882,823	434,271	30,317,094
Net income (loss)	(2,133,282)	(24,592)	(2,157,874)
Subscriptions of 2,997.5130 Redeemable Units	3,130,122	—	3,130,122
Redemptions of 5,517.5370 Redeemable Units and 93.0000 General Partner unit equivalents	(5,668,405)	(100,128)	(5,768,533)

Partners’ Capital at December 31, 2013	$25,211,258	$309,551	$25,520,809

Net asset value per unit:

2011:	$1,516.22

2012:	$1,085.44

2013:	$1,008.02

See accompanying notes to financial statements.

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

1.    Partnership Organization:

Westport Futures Fund L.P. (formerly, Westport JWH Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures contracts, forward, options on forwards, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto including interest in commodity pools. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The commodity interests that are traded by the Partnership, directly, and through its investment in the Master (as defined in Note 5 “Investment in Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”). Effective December 1, 2012, Rabar replaced John W. Henry and Company Inc. (“JWH”) as the Partnerships sole trading advisor. References in this report to the “Advisor” refers to Chesapeake and/or Rabar as applicable.

During the period covered by the report, the Partnership’s commodity brokers were Morgan Stanley & Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”)

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

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

December 31, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership and the Master consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2013 and 2012, the Partnership and the Master (defined below) did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012 there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Rabar Master	$26,099,527	$—	$26,099,527	$—

Net fair value	$26,099,527	$—	$26,099,527	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$2,156	$2,156	$—	$—
Investment in Rabar Master	31,089,645	—	31,089,645	—

Total assets	$31,091,801	$2,156	$31,089,645	$—

Net fair value	$31,091,801	$2,156	$31,089,645	$—

d.	Futures Contracts. The Partnership and the Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Master. When the contract is closed, the Partnership and the Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

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

f.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than described in Note 9 to the financial statements, no events have occurred that require adjustment of or disclosure in the financial statements.

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

i.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

j.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, entered into a management agreement (the “JWH Management Agreement”) with JWH, a registered commodity trading advisor. JWH was terminated as an advisor to the Partnership on November 30, 2012. On December 1, 2012, the General Partner entered into a management agreement (the “Rabar Management Agreement”) with Rabar a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM/MS&Co. and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Rabar Management Agreement, earned by the Advisor for the Partnership. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee and any redemptions or distributions as of the end of such month. Rabar Management Agreement may be terminated upon 30 days’ notice by either party. Prior to its termination on November 30, 2012, JWH received a monthly management fee equal to 1/6 of 1% (2% per year) of month end net assets, allocated to JWH and a quarterly incentive fee equal to 20% of New Trading Profits earned by JWH for the Partnership.

In allocating the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and, during the fourth quarter of 2013, a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

Stanley Wealth Management”) (the “Selling Agreement”). The Partnership/Master has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 11/14 of 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 5.25% per year of Month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportional share of (the Master/each Fund). During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Master) brokerage account at a 30 day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of (the Master/each Fund). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Master) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership will pay Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 5.25% per year of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, other expenses and any redemptions or distributions as of the end of such month.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, Rabar Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co, a registered futures commission merchant. Rabar Master commenced foreign exchange trading through an account at MS&Co on or about April 12, 2013 and futures trading through an account at MS&Co on or about June 24, 2013.

The MS&Co. Customer Agreement with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Master gave, the Partnership and the Master, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the years ended December 31, 2013 and 2012 were 0 and 207, respectively. The monthly average number of metal forward contracts traded by the Partnership during the years ended December 31, 2013, and 2012 were 1 and 35, respectively.

Brokerage fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” on the attached Master’s financial statements.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

There were no direct investments as of December 31, 2013.

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

The following table summarizes the valuation of the Partnership’s direct investments as of December 31, 2012.

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Forwards	$2,156	$—	$2,156

Total assets	$2,156	$—	$2,156

Net fair value			$2,156

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

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2012 and 2011.

Sector	2012	2011
Currencies	$(505,127)	$(407,138)
Energy	(12,379)	(13,431)
Grains	44,860	(226,583)
Interest Rates U.S.	(14,167)	357,641
Interest Rates Non-U.S.	165,160	348,096
Indices	(156,965)	(581,447)
Livestock	(19,290)	(65,530)
Metals	(147,597)	72,118
Softs	(63,213)	(37,511)

Total	$(708,718)**	$(553,785)**

**	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.	Investment in the Master:

JWH traded a portion of the assets allocated to JWH directly, in accordance with the systematic JWH Diversified Plus Program. The Partnership ceased allocating assets to be traded directly by JWH on November 30, 2012.

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

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

On December 1, 2012, the Partnership allocated substantially all of its capital to the Rabar Master Fund L.P. (“Rabar Master”), a limited liability partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Rabar Master with cash equal to $31,143,887. Rabar Master was formed in order to permit accounts managed now and in the future by the Advisor using the Diversified Program, a propriety, systematic trading program to invest together in one trading vehicle. The General Partner is also the general partner of Rabar Master. Rabar Master’s commodity broker is MS&Co. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of Rabar Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in Rabar Master are approximately the same and redemption rights are not affected.

For the period January 1, 2011 to November 30, 2013 trading activity related to JWH Master. For the period December 1, 2012 to December 31, 2013 trading activities were traded under Rabar Master. As such, references in this report to the “Master” refers to JWH Master and Rabar Master, as applicable.

The Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any from the Master as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Master. All other fees are charged at the Partnership level.

As of December 31, 2013, the Partnership owned approximately 77.7% of Rabar Master. As of December 31, 2012, the Partnership owned approximately 100% of Rabar Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

December 31, 2013

partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited Partners in connection with redemptions.

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net realized and unrealized gains (losses)*	$(45.32)	$(398.05)	$(182.30)
Interest income	0.32	0.62	0.50
Expenses**	(32.42)	(33.35)	(43.03)

Increase (decrease) for the year	(77.42)	(430.78)	(224.83)
Net asset value per unit, beginning of year	1,085.44	1,516.22	1,741.05

Net asset value per unit, end of year	$1,008.02	$1,085.44	$1,516.22

*	Includes ongoing selling agent and clearing fees.

**	Excludes ongoing selling agent and clearing fees.

	2013	2012	2011
Ratios to average net assets:
Net investment income (loss)	(9.2)%	(8.2)%	(8.1)%
Incentive fees	—%	—%	0.1%

Net investment income (loss) before incentive fees***	(9.2)%	(8.2)%	(8.0)%

Operating expenses	9.2%	8.3%	8.0%
Incentive fees	—%	—%	0.1%

Total expenses and incentive fees	9.2%	8.3%	8.1%

Total return:
Total return before incentive fees	(7.1)%	(28.4)%	(12.9)%
Incentive fees	—%	—%	—%

Total return after incentive fees	(7.1)%	(28.4)%	(12.9)%

***	Interest income less total expenses.

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

Westport Futures Fund L.P.

(formerly, Westport JWH Futures Fund L.P.)

Notes to Financial statements

December 31, 2013

These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility on OTC. OTC contracts are negotiated between contracting parties and also include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0% to 11.8% of the Partnership’s and the Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates are the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co., the Partnership’s and the Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

9.	Subsequent Events:

Effective April 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 5.25% to an annual rate of 3.0%.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of ongoing selling agent/brokerage and clearing fees including interest income	$433,685	$(647,603)	$(864,028)	$(198,116)

Net income (loss)	$245,044	$(864,060)	$(1,108,184)	$(430,674)

Increase (decrease) in net asset value per unit	$9.62	$(31.51)	$(39.62)	$(15.91)

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of ongoing selling agent and clearing fees including interest income	$(3,537,068)	$(2,662,234)	$777,268	$(8,395,429)

Net income (loss)	$(3,749,220)	$(2,932,617)	$455,797	$(8,727,794)

Increase (decrease) in net asset value per unit	$(122.61)	$(89.58)	$13.87	$(232.46)

To the Limited Partners of

Rabar Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
President and Director
Ceres Managed Futures LLC
General Partner,
Rabar Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
(855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Rabar Master Fund L.P.:

We have audited the accompanying statement of financial condition of Rabar Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2013, and 2012, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2013 and the period December 1, 2012 (commencement of trading operations) to December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Rabar Master Fund L.P. as of December 31, 2013, and 2012, and the results of its operations and changes in its partners’ capital for the year ended December 31, 2013 and the period December 1, 2012 (commencement of trading operations) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Rabar Master Fund L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Equity in trading account:
Cash (Note 3c)	$27,494,698	$26,947,476
Cash margin (Note 3c)	5,064,674	3,587,402
Net unrealized appreciation on open futures contracts	1,049,589	608,427

Total assets	$33,608,961	$31,143,305

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$9,463	$21,795
Accrued expenses:
Professional fees	26,163	25,500
Clearing Fees due to MS&CO	3,999	—
Due to Westport	—	7,665

Total liabilities	39,625	54,960

Partners’ Capital:
General Partner	—	—
Limited Partner	33,569,336	31,088,345

Total liabilities and partners’ capital	$33,608,961	$31,143,305

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2013

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	409	$276,832	0.82%
Energy	129	(95,975)	(0.29)
Grains	119	(153,890)	(0.46)
Indices	435	823,591	2.45
Interest Rates U.S.	12	(938)	(0.00)*
Interest Rates Non - U.S.	254	(669)	(0.00)*
Livestock	52	(11,838)	(0.03)
Metals	120	68,218	0.20
Softs	31	(14,485)	(0.04)

Total futures contracts purchased		890,846	2.65

Futures Contracts Sold
Currencies	67	90,562	0.27
Interest Rates U.S.	65	63,238	0.19
Interest Rates Non - U.S.	92	5,365	0.02
Livestock	18	5,560	0.02
Metals	23	21,080	0.06
Softs	195	(27,062)	(0.08)

Total futures contracts sold		158,743	0.48

Unrealized Appreciation on Open Forward Contracts
Currencies	$2,849,827	19,021	0.06
Metals	82	58,352	0.17

Total unrealized appreciation on open forward contracts		77,373	0.23

Unrealized Depreciation on Open Forward Contracts
Currencies	$1,707,985	(6,506)	(0.02)
Metals	47	(80,330)	(0.24)

Total unrealized depreciation on open forward contracts		(86,836)	(0.26)

Net fair value		$1,040,126	3.10%

*	Due to rounding

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2012

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	185	$188,465	0.61%
Energy	65	34,420	0.11
Grains	25	(23,350)	(0.08)
Indices	228	11,172	0.04
Interest Rates U.S.	104	15,484	0.05
Interest Rates Non - U.S.	663	70,971	0.23
Livestock	46	(13,488)	(0.04)
Metals	49	12,849	0.04
Softs	32	(2,337)	(0.01)

Total futures contracts purchased		294,186	0.95

Futures Contracts Sold
Currencies	51	268,984	0.87
Grains	43	32,588	0.10
Interest Rates Non - U.S.	22	(696)	(0.00)*
Livestock	5	1,000	0.00 *
Metals	1	1,065	0.00 *
Softs	5	11,300	0.04

Total futures contracts sold		314,241	1.01

Unrealized Appreciation on Open Forward Contracts
Currencies	$9,080,279	42,366	0.14
Metals	29	19,876	0.06

Total unrealized appreciation on open forward contracts		62,242	0.20

Unrealized Depreciation on Open Forward Contracts
Currencies	$8,659,321	(45,677)	(0.15)
Metals	18	(38,360)	(0.12)

Total unrealized depreciation on open forward contracts		(84,037)	(0.27)

Net fair value		$586,632	1.89%

*	Due to rounding

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Statements of Income and Expenses

for the year ended December 31, 2013 and for the period December 1, 2012

(commencement of trading operations)

to December 31, 2012

	2013	2012
Investment Income:
Interest income	$10,815	$1,301

Expenses:
Clearing fees	253,519	26,107
Professional fees	108,404	25,500

Total expenses	361,923	51,607

Net investment loss	(351,108)	(50,306)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	103,929	(590,567)
Change in net unrealized gains on open contracts	453,494	586,632

Total trading results	557,423	(3,935)

Net Gain (Loss)	$206,315	$(54,241)

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Statements of Changes in Partners’ Capital

for the year ended December 31, 2013 and for the period December 1, 2012

(commencement of trading operations)

to December 31, 2012

Partners’ Capital
Initial capital contributions from Limited Partners at December 1, 2012	$31,143,887
Net income (loss)	(54,241)
Distribution of interest income to feeder fund	(1,301)

Partners’ Capital at December 31, 2012	31,088,345
Net income (loss)	206,315
Subscriptions	13,375,539
Redemptions	(11,090,048)
Distribution of interest income to feeder funds	(10,815)

Partners’ Capital at December 31, 2013	$33,569,336

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acted as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc. the sole owner of which is Citigroup Inc. As of December 31, 2013 all trading decisions for the Master are made by the Advisor (defined below).

During the period covered by this report, the Master’s commodity brokers were Morgan Stanley and Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”).

On December 1, 2012 (commencement of trading operations), Westport Futures Fund L.P. (“Westport”) allocated substantially all of its capital to the Master with cash equal to $31,143,887. On January 1, 2013, Tidewater Futures Fund L.P. (“Tidewater”) allocated substantially all of its capital to the Master with cash equal to $10,145,418. The Master was formed to permit commodity pools managed now or in the future by Rabar Market Research, Inc. (the “Advisor”) using the Diversified Program, a proprietary and systematic trading system, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Westport and Tidewater (each a “Feeder,” and collectively the “Funds”). Westport and Tidewater owned approximately 77.7% and 22.3% of the Master at December 31, 2013, respectively. Westport owned 100% of the Master at December 31, 2012.

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

c.

Master’s Investments.    All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses are included in the Statements of Income and Expenses.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2013 and for the period December 1, 2012 (commencement of trading operations) through December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the year ended December 31,

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

2013 and for the period December 1, 2012 (commencement of trading operations) to December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,460,913	$1,460,913	$—	$—
Forwards	77,373	58,352	19,021	—

Total assets	$1,538,286	$1,519,265	$19,021	$—

Liabilities
Futures	$411,324	$411,324	$—	$—
Forwards	86,836	80,330	6,506	—

Total liabilities	498,160	491,654	6,506	—

Net fair value	$1,040,126	$1,027,611	$12,515	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$852,223	$852,223	$—	$—
Forwards	62,242	19,876	42,366	—

Total assets	$914,465	$872,099	$42,366	$—

Liabilities
Futures	$243,796	$243,796	$—	$—
Forwards	84,037	38,360	45,677	—

Total liabilities	327,833	282,156	45,677	—

Net fair value	$586,632	$589,943	$(3,311)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum,

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. The General Partner of the Master evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that no events have occurred that require adjustments to or disclosure in the financial statements.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

j.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Master is currently evaluating the impact this pronouncement would have on its financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM/MS&Co and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

Prior to and during part of the second quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the second quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). During the second quarter of 2013, The Master also entered into a foreign exchange brokerage account agreement with MS&Co. The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) were borne by the Master and allocated to the Funds. All other fees including CGM’s direct brokerage fees were borne by the Funds. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2012, the amount of cash held by the Master for margin requirements was $3,587,402.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Master will pay MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co clearing fees” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2013, the amount of cash held by the Master for margin requirements was $5,064,674. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, Rabar Master entered into a foreign exchange brokerage account agreement with MS&Co and commenced foreign exchange trading through an account at MS&Co.

The MS&Co. Customer Agreement gives, and the CGM Customer Agreement gave, the Master the legal right to net unrealized gains and losses on open futures and forwards contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the year ended December 31, 2013 and for the period December 1, 2012 (commencement of trading operations) to December 31, 2012 was 1,761 and 1,524, respectively. The monthly average number of metals forward contracts traded during the year ended December 31, 2013 and for the period December 1, 2012 (commencement of trading operations) to December 31, 2012 was 239 and 47, respectively. The monthly average notional values of currency forward contracts held by the Master during the year ended December 31, 2013 and for the period December 1, 2012 (commencement of trading operations) to December 31, 2012 was $24,361,187 and $17,739,600, respectively.

On January 1, 2013, the Master adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Reporting Financial Standards (“IFRS”). The new guidance did not have a significant impact on the Master’s financial statements.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

The following tables summarize the valuation of the Master’s investments as of December 31, 2013 and 2012, respectively.

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,460,913	$(411,324)	$1,049,589
Forwards	77,373	(77,373)	—

Total assets	$1,538,286	$(488,697)	$1,049,589

Liabilities
Futures	$(411,324)	$411,324	$—
Forwards	(86,836)	77,373	(9,463)

Total liabilities	$(498,160)	$488,697	$(9,463)

Net fair value			$1,040,126

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$852,223	$(243,796)	$608,427
Forwards	62,242	(62,242)	—

Total assets	$914,465	$(306,038)	$608,427

Liabilities
Futures	$(243,796)	$243,796	$—
Forwards	(84,037)	62,242	(21,795)

Total liabilities	$(327,833)	$306,038	$(21,795)

Net fair value			$586,632

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2013 and 2012.

Assets	December 31, 2013
Futures Contracts
Currencies	$416,834
Energy	29,631
Indices	823,963
Interest Rates Non-U.S.	20,570
Interest Rates U.S.	63,550
Livestock	7,157
Metals	98,158
Softs	1,050

Total unrealized appreciation on open futures contracts	$1,460,913

Liabilities
Futures Contracts
Currencies	$(49,440)
Energy	(125,606)
Grains	(153,890)
Indices	(372)
Interest Rates Non-U.S.	(15,874)
Interest Rates U.S.	(1,250)
Livestock	(13,435)
Metals	(8,860)
Softs	(42,597)

Total unrealized depreciation on open futures contracts	$(411,324)

Net unrealized appreciation on open futures contracts	$1,049,589 *

Assets	December 31, 2013
Forward Contracts
Currencies	$19,021
Metals	58,352

Total unrealized appreciation on open forward contracts	$77,373

Liabilities
Forward Contracts
Currencies	$(6,506)
Metals	(80,330)

Total unrealized depreciation on open forward contracts	$(86,836)

Net unrealized depreciation on open forward contracts	$(9,463)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

Assets	December 31, 2012
Futures Contracts
Currencies	$531,967
Energy	50,339
Grains	36,788
Indices	82,744
Interest Rates Non-U.S.	100,828
Interest Rates U.S.	17,070
Livestock	1,000
Metals	20,187
Softs	11,300

Total unrealized appreciation on open futures contracts	$852,223

Liabilities
Futures Contracts
Currencies	$(74,519)
Energy	(15,918)
Grains	(27,550)
Indices	(71,572)
Interest Rates Non-U.S.	(30,553)
Interest Rates U.S.	(1,586)
Livestock	(13,488)
Metals	(6,273)
Softs	(2,337)

Total unrealized depreciation on open futures contracts	$(243,796)

Net unrealized appreciation on open futures contracts	$608,427 *

Assets	December 31, 2012
Forward Contracts
Currencies	$42,366
Metals	19,876

Total unrealized appreciation on open forward contracts	$62,242

Liabilities
Forward Contracts
Currencies	$(45,677)
Metals	(38,360)

Total unrealized depreciation on open forward contracts	$(84,037)

Net unrealized depreciation on open forward contracts	$(21,795)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2013 and the period ended December 31, 2012.

Sector	2013	2012
Currencies	$347,399	$644,544
Energy	(854,479)	(257,925)
Grains	132,367	(138,472)
Indices	2,357,409	230,028
Interest Rates US	(324,237)	(104,351)
Interest Rates non US	(1,103,862)	(149,950)
Livestock	355,441	(95,733)
Metals	(435,324)	(98,341)
Softs	82,709	(33,735)

Total	$557,423 *	$(3,935)*

*	This amount is included in “Total trading results” on the Statement of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. A limited partner may redeem all or part of their capital contribution and undistributed profits, if any, from the Master as of the end of any day (“Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

6.	Financial Highlights:

Ratios to average net assets for the year ended December 31, 2013 and the period from December 1, 2012 (commencement of trading operations) to December 31, 2012 were as follows:

	2013	2012

Net investment income (loss)**	(1.0)%	(2.0	)%***

Operating expenses	1.0%	2.0	%***

Total return	1.6%	(0.2)%

**	Interest income less total expenses.

***	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2013

currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM or MS&Co., the Master’s counterparty is an exchange or clearing organization. The Master continues to be subject to such risks with respect to MS&Co.

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

Selected unaudited quarterly financial data for Rabar Master for the year ended December 31, 2013 and the period December 1, 2012 (commencement of trading operations) to December 31, 2012 are summarized below:

	For the period from December 1, 2013 to December 31, 2013		For the period from July 1, 2013 to September 30, 2013		For the period from April 1, 2013 to June 30, 2013		For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) clearing fees including interest income		$1,001,510		$(361,521)		$(598,328)		$273,058

Net income (loss)		$991,816		$(361,521)		$(623,006)		$199,026

Increase (decrease) in net asset value per unit	$	N/A	$	N/A	$	N/A	$	N/A

	For the period from December 1, 2012 (commencement of trading operations) to December 31, 2012		For the period from July 1, 2012 to September 30, 2012		For the period from April 1, 2012 to June 30, 2012		For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) clearing fees including interest income		$(28,741)	$	N/A	$	N/A	$	N/A

Net income (loss)		$(54,241)	$	N/A	$	N/A	$	N/A

Increase (decrease) in net asset value per unit	$	N/A	$	N/A	$	N/A	$	N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s

Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures

Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. Prior to and for part of the third quarter of 2013, CGM, an affiliate of the General Partner, was the commodity broker for the Partnership and received brokerage fees for such services as described under “Item 1. Business.” During the third quarter of 2013, MS&Co., an affiliate of the General Partner became the commodity broker for the partnership. MS&Co. receives certain clearing fees for such services as described under “Item 1. Business.” During the fourth quarter of 2013, Morgan Stanley Wealth Management, an affiliate of the General Partner and a selling agent for the Partnership, began to receive a selling agent fee for its services as described under “Item 1. Business.” Ongoing selling agent/brokerage fees and clearing fees of $1,692,710 were paid or payable for the year ended December 31, 2013. Management fees of $566,606, were earned by the Advisor for the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	El Dorado Capital, LLC 217 West Capitol Street Suite 201 Jackson MS 39201-2004	1,433.8890	5.6%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	307.0879	1.2%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2013 and 2012 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$91,900
2012	$117,900

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

2013	$24,560
2012	$26,340

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Condensed Schedules of Investments at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

Notes to Financial Statements.

(2) Exhibits:

3.1	Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Form 8-K filed on December 6, 2012 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 30, 2012, (filed as Exhibit 3.1 to the Form 8-K filed on December 6, 2012 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership, dated August 7th 2013 (filed as Exhibit 3.2(i) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2

Form of Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective

August 2, 2013 (filed as Exhibit 10.10 to the Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

10.3	Amended and Restated Management Agreement among the Partnership, the General Partner and John W. Henry & Company Inc., dated March 1, 2000 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(a)	Amendment No. 1 to the Amended and Restated Management Agreement, dated September 10, 2000 (filed as Exhibit 10.3(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley

Wealth Management, effective October 1, 2013 (filed as Exhibit 10.9 to the Form 10-Q filed on November 11, 2014 and incorporated herein by reference).

10.7

Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(a)

Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.8	Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Form 8-K filed on December 6, 2012, and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. for 2013, dated June 1, 2013 (filed herewith).

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
President & Director Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Colbert Narcisse	/s/ Jeremy Beal
Alper Daglioglu	Colbert Narcisse	Jeremy Beal
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

Date: March 28, 2014	Date: March 28, 2014	Date: March 28, 2014

/s/ Alice Lonero	/s/ Harry Handler
Alice Lonero	Harry Handler
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

Date: March 28, 2014	Date: March 28, 2014

/s/ Craig Abruzzo	/s/ Patrick T. Egan
Craig Abruzzo	Patrick T. Egan
Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

Date: March 28, 2014	Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.