Form 10-Q
period 2014-03-31
WESTPORT FUTURES FUND L.P.
filed 2014-05-14
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes _  No X

As of April 30, 2014, 24,797.3117 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets:
Investment in the Master, at fair value	$26,597,444	$26,099,527
Equity in trading account:
Cash	66,152	7,627

Total assets	$26,663,596	$26,107,154

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$116,653	$114,219
Management fees	44,108	43,276
Other	81,904	27,165
Redemptions payable	272,410	401,685

Total liabilities	515,075	586,345

Partners’ Capital:
General Partner, 307.0879 unit equivalents outstanding at March 31, 2014 and December 31, 2013	317,538	309,551
Limited Partners, 24,980.8697 and 25,010.6507 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	25,830,983	25,211,258

Total partners’ capital	26,148,521	25,520,809

Total liabilities and partners’ capital	$26,663,596	$26,107,154

Net asset value per unit	$1,034.03	$1,008.02

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income from investment in Master	$1,641	$3,616

Total investment income	$1,641	$3,616

Expenses:
Ongoing selling agent fees	344,547	398,154
Clearing fees	56,989	42,625
Management fees	130,357	150,804
Other**	68,658	81,754

Total expenses	600,551	673,337

Net investment income (loss)	(598,910)	(669,721)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Master
Net realized gains (losses) on closed contracts	—	2,156
Net realized gains (losses) on investment in Master	833,710	277,844
Change in net unrealized gains (losses) on open contracts	—	(2,156)
Change in net unrealized gains (losses) on investment in Master	429,106	(38,797)

Total trading results	1,262,816	239,047

Net income (loss)	663,906	(430,674)
Subscriptions-Limited Partners	614,000	691,155
Redemptions-Limited Partners	(650,194)	(1,328,606)
Redemptions-General Partner	—	(100,128)

Net increase (decrease) in Partners’ Capital	627,712	(1,168,253)
Partners’ Capital, beginning of period	25,520,809	30,317,094

Partners’ Capital, end of period	$26,148,521	$29,148,841

Net asset value per unit (25,287.9576 and 27,253.9886 units outstanding at March 31, 2014 and 2013, respectively)	$1,034.03	$1,069.53

Net income (loss) per unit*	$26.01	$(15.91)

Weighted average units outstanding	25,498.8516	27,725.1826

*	Based on change in net asset value per unit.
**	The three months ended 2014 and 2013 include $13,920 and $55,919, respectively, of other fees allocated from the Master.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

1.    General:

Westport Futures Fund L.P. (formerly, Westport JWH Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forwards, options on forwards, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interest in commodity pools. The Partnership may also engage in exchange for physical transactions. The sectors traded include U.S. and international markets for energy, currencies, interest rates, indices, agricultural products and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, through its investment in Rabar Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of March 31, 2014, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”).

During the three months ended March 31, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, the Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co, a registered futures commission merchant. The Master commenced foreign exchange trading through an account at MS&Co on or about April 12, 2013, and futures trading through an account at MS&Co on or about June 24, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 5.25% per year of month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.25% to an annual rate of 3.00%.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except, that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014, and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013

Net realized and unrealized gains (losses)*	$47.26	$(7.65)
Interest income	0.06	0.12
Expenses**	(21.31)	(8.38)

Increase (decrease) for the period	26.01	(15.91)
Net asset value per unit, beginning of period	1,008.02	1,085.44

Net asset value per unit, end of period	$1,034.03	$1,069.53

*    Includes ongoing selling agent fees and clearing fees.

**  Excludes ongoing selling agent fees and clearing fees.

	Three Months Ended March 31,
	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(9.4)%	(9.1)%
Incentive fees	0.0%	0.0%

Net investment income (loss) before incentive fees****	(9.4)%	(9.1)%

Operating expense	9.5%	9.2%
Incentive fees	0.0	0.0%

Total expenses	9.5%	9.2%

Total return:
Total return before incentive fees	2.6%	(1.5)%
Incentive fees	0.0%	0.0%

Total return after incentive fees	2.6%	(1.5)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership, CGM and the Master gave and the customer agreement with the Partnership, MS&Co. and the Master gives the Partnership and the Master, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet” have been met.

The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2014 and 2013 were 2,204 and 1,704, respectively. The monthly average number of metal forward contracts traded by the Master during the three months ended March 31, 2014 and 2013 were 170 and 153, respectively. The monthly average notional values of currency forward contracts held by the Master during the three months ended March 31, 2014 and 2013 were $10,292,148 and $32,074,364, respectively.

All of the commodity interest owned by the Partnership are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership and the Master consider prices for exchange-traded commodity futures, forward, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014, and December 31, 2013, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

During the three months ended March 31, 2014 and for the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in the Master	$26,597,444	$—	$26,597,444	$—

Net fair value	$26,597,444	$—	$26,597,444	$—

		Quoted Prices in
		Active Markets for
		Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in the Master	$26,099,527	$—	$26,099,527	$—

Net fair value	$26,099,527	$—	$26,099,527	$—

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

5.    Investment in Master:

Effective December 1, 2012, the Partnership allocated substantially all of its capital to the Master, a limited liability partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $31,143,887. The Master permits accounts managed now and in the future by the Advisor using the Diversified Program, a propriety, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. During the three months ended March 31, 2014, the Master’s commodity broker was MS&Co. During prior periods included in this report, CGM also served as a commodity broker to the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2014.

The Master’s trading of futures, forward, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period the Master engaged in such trading through commodity brokerage accounts maintained by MS&Co. During the periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained by CGM.

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

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Master and allocated to its limited partners including the Partnership. All other fees are charged at the Partnership level.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

As of March 31, 2014, the Partnership owned approximately 79.1% of the Master. As of December 31, 2013, the Partnership owned approximately 77.7% of the Master. The Partnership intends to continue to invest all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2014, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2014	2013
Assets:
Equity in trading account:
Cash	$27,480,495	$27,494,698
Cash margin	4,607,432	5,064,674
Net unrealized appreciation on open futures contracts	1,601,365	1,049,589

Total assets	$33,689,292	$33,608,961

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$13,047	$9,463
Accrued expenses:
Professional fees	43,842	26,163
Clearing fees due to MS&Co.	3,897	3,999

Total liabilities	60,786	39,625

Partners’ Capital:
General Partner	—	—
Limited Partners	33,628,506	33,569,336

Total liabilities and partners’ capital	$33,689,292	$33,608,961

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	359	$139,251	0.41%
Energy	130	176,522	0.52
Grains	215	658,687	1.96
Indices	341	267,051	0.80
Interest Rates U.S.	77	(250)	(0.00)*
Interest Rates Non - U.S.	603	25,424	0.07
Livestock	136	286,630	0.85
Metals	43	(57,150)	(0.17)
Softs	147	79,383	0.24

Total futures contracts purchased		1,575,548	4.68

Futures Contracts Sold
Currencies	75	10,813	0.03
Interest Rates Non - U.S.	7	(1,446)	(0.00)*
Metals	8	16,450	0.05

Total futures contracts sold		25,817	0.08

Net unrealized appreciation on open futures contracts		1,601,365	4.76

Unrealized Appreciation on Open Forward Contracts
Currencies	$2,726,882	20,502	0.06
Metals	19	28,290	0.08

Total unrealized appreciation on open forward contracts		48,792	0.14

Unrealized Depreciation on Open Forward Contracts
Currencies	$1,634,563	(10,889)	(0.03)
Metals	54	(50,950)	(0.15)

Total unrealized depreciation on open forward contracts		(61,839)	(0.18)

Net unrealized depreciation on open forward contracts		(13,047)	(0.04)

Net fair value		$1,588,318	4.72%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2013

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	409	$276,832	0.82%
Energy	129	(95,975)	(0.29)
Grains	119	(153,890)	(0.46)
Indices	435	823,591	2.45
Interest Rates U.S.	12	(938)	(0.00)*
Interest Rates Non - U.S.	254	(669)	(0.00)*
Livestock	52	(11,838)	(0.03)
Metals	120	68,218	0.20
Softs	31	(14,485)	(0.04)

Total futures contracts purchased		890,846	2.65

Futures Contracts Sold
Currencies	67	90,562	0.27
Interest Rates U.S.	65	63,238	0.19
Interest Rates Non - U.S.	92	5,365	0.02
Livestock	18	5,560	0.02
Metals	23	21,080	0.06
Softs	195	(27,062)	(0.08)

Total futures contracts sold		158,743	0.48

Net unrealized appreciation on open futures contracts		1,049,589	3.13

Unrealized Appreciation on Open Forward Contracts
Currencies	$2,849,827	19,021	0.06
Metals	82	58,352	0.17

Total unrealized appreciation on open forward contracts		77,373	0.23

Unrealized Depreciation on Open Forward Contracts
Currencies	$1,707,985	(6,506)	(0.02)
Metals	47	(80,330)	(0.24)

Total unrealized depreciation on open forward contracts		(86,836)	(0.26)

Net unrealized depreciation on open forward contracts		(9,463)	(0.03)

Net fair value		$1,040,126	3.10%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Rabar Master Fund L. P.

Statement of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income	$2,085	$4,783

Total investment income	2,085	4,783

Expenses:
Clearing fees	72,411	56,437
Professional fees	17,679	74,032

Total expenses	90,090	130,469

Net investment income (loss)	(88,005)	(125,686)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,061,028	367,056
Change in net unrealized gains (losses) on open contracts	548,192	(42,344)

Total trading results	1,609,220	324,712

Net income (loss)	1,521,215	199,026
Subscriptions	614,000	10,836,572
Redemptions	(2,073,960)	(3,072,170)
Distribution of interest income to feeder funds	(2,085)	(4,783)

Net increase (decrease) in Partners’ Capital	59,170	7,958,645
Partners’ Capital, beginning of period	33,569,336	31,088,345

Partners’ Capital, end of period	$33,628,506	$39,046,990

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of March 31, 2014 and December 31, 2013, respectively.

March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,830,084	$(228,719)	$1,601,365
Forwards	48,792	(48,792)	—

Total assets	$1,878,876	$(277,511)	$1,601,365

Liabilities
Futures	$(228,719)	$228,719	$—
Forwards	(61,839)	48,792	(13,047)

Total liabilities	$(290,558)	$277,511	$(13,047)

Net fair value			$1,588,318

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,460,913	$(411,324)	$1,049,589
Forwards	77,373	(77,373)	—

Total assets	$1,538,286	$(488,697)	$1,049,589

Liabilities
Futures	$(411,324)	$411,324	$—
Forwards	(86,836)	77,373	(9,463)

Total liabilities	$(498,160)	$488,697	$(9,463)

Net fair value			$1,040,126

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014, and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

For the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,830,084	$1,830,084	$—	$—
Forwards	48,792	28,290	20,502	—

Total assets	$1,878,876	$1,858,374	$20,502	$—

Liabilities
Futures	$228,719	$228,719	$—	$—
Forwards	61,839	50,950	10,889	—

Total liabilities	290,558	279,669	10,889	—

Net fair value	$1,588,318	$1,578,705	$9,613	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,460,913	$1,460,913	$—	$—
Forwards	77,373	58,352	19,021	—

Total assets	$1,538,286	$1,519,265	$19,021	$—

Liabilities
Futures	$411,324	$411,324	$—	$—
Forwards	86,836	80,330	6,506	—

Total liabilities	498,160	491,654	6,506	—

Net fair value	$1,040,126	$1,027,611	$12,515	$—

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Financial Highlights of the Master:

Ratios to average net assets for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
Ratios to average net assets:*
Net investment income (loss)**	(1.1)%	(1.4)%

Operating expenses	1.1%	1.4%

Total return	4.7%	1.4%

*	Annualized.

**	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2014, and December 31, 2013.

March 31, 2014
Assets
Futures Contracts
Currencies	$209,785
Energy	188,308
Grains	666,290
Indices	282,315
Interest Rates U.S.	10,195
Interest Rates Non-U.S.	66,804
Livestock	309,178
Metals	16,460
Softs	80,749

Total unrealized appreciation on open futures contracts	$1,830,084

Liabilities
Futures Contracts
Currencies	$(59,721)
Energy	(11,786)
Grains	(7,603)
Indices	(15,264)
Interest Rates U.S.	(10,445)
Interest Rates Non-U.S.	(42,826)
Livestock	(22,548)
Metals	(57,160)
Softs	(1,366)

Total unrealized depreciation on open futures contracts	$(228,719)

Net unrealized appreciation on open futures contracts	$1,601,365 *

March 31, 2014
Assets
Forward Contracts
Currencies	$20,502
Metals	28,290

Total unrealized appreciation on open forward contracts	$48,792

Liabilities
Forward Contracts
Currencies	$(10,889)
Metals	(50,950)

Total unrealized depreciation on open forward contracts	$(61,839)

Net unrealized depreciation on open forward contracts	$(13,047)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

December 31, 2013
Assets
Futures Contracts
Currencies	$416,834
Energy	29,631
Indices	823,963
Interest Rates Non-U.S.	20,570
Interest Rates U.S.	63,550
Livestock	7,157
Metals	98,158
Softs	1,050

Total unrealized appreciation on open futures contracts	$1,460,913

Liabilities
Futures Contracts
Currencies	$(49,440)
Energy	(125,606)
Grains	(153,890)
Indices	(372)
Interest Rates Non-U.S.	(15,874)
Interest Rates U.S.	(1,250)
Livestock	(13,435)
Metals	(8,860)
Softs	(42,597)

Total unrealized depreciation on open futures contracts	$(411,324)

Net unrealized appreciation on open futures contracts	$1,049,589 *

December 31, 2013
Assets
Forward Contracts
Currencies	$19,021
Metals	58,352

Total unrealized appreciation on open forward contracts	$77,373

Liabilities
Forward Contracts
Currencies	$(6,506)
Metals	(80,330)

Total unrealized depreciation on open forward contracts	$(86,836)

Net unrealized depreciation on open forward contracts	$(9,463)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statement of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Master’s Statement of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2014 and 2013.

	Three Months Ended	Three Months Ended
Sector	March 31, 2014	March 31, 2013
Currencies	$(672,162)	$90,063
Energy	(326,329)	(212,940)
Grains	1,570,464	(357,272)
Indices	(298,205)	650,146
Interest Rates U.S.	(161,766)	(92,798)
Interest Rates non-U.S.	426,834	118,658
Livestock	1,025,283	165,326
Metals	(630,001)	(290,710)
Softs	675,102	254,239

Total	$1,609,220 ***	$324,712 ***

***	This amount is in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Partner’s Capital.

6.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility of OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 1.2% to 6.6% of the Partnership’s/Master’s contracts are traded OTC.

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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk during the three months ended March 31, 2014 and in prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co, the Partnership’s and the Master’s counterparty is an exchange or clearing organization. The Partnership and the Master continue to be subject to such risks with respect to MS&Co.

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

March 31, 2014

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

The Partnership and the Master consider prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Investment Company Status. Effective January 1, 2014, the Partnership adopted, ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although, the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that except as noted in Note 1 to the financial statements, there were no other subsequent events requiring adjustment of or disclosure in the financial statements.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin and net unrealized appreciation on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital increased 2.5% from $25,520,809 to $26,148,521. This increase was attributable to a net income of $663,906, coupled with the subscriptions of 610.0890 Redeemable Units totaling $614,000, which was partially offset by the redemptions of 639.8700 Redeemable Units totaling $650,194. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the three months ended March 31, 2014, the Master’s capital increased 0.2% from $33,569,336 to $33,628,506. This increase was attributable to a net income of $1,521,215, coupled with the subscriptions of $614,000, which was partially offset by the redemptions of $2,073,960 and distribution of interest income to feeder funds totaling $2,085. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per unit increased 2.6% from $1,008.02 to $1,034.03 as compared to a decrease of 1.5% in the first quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2014 of $1,262,816. Gains were primarily attributable to the Master’s trading of commodity futures in grains, non-U.S. interest rates, livestock and softs and were partially offset by losses in currencies, energy, U.S. interest rates, metals and indices. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2013 of $239,047. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, indices, non-U.S. interest rates and softs and were partially offset by losses in energy, grains, U.S. interest rates and metals.

The most significant gains were recorded within the agricultural sector during February primarily from long positions in soybean and soybean meal futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. Additional gains were recorded from long positions in livestock futures as prices trended higher throughout the quarter. Within the global interest rate sector, gains were experienced during January from long positions in European fixed income futures as prices advanced, pushing Germany’s 30-year yields to the lowest since August, as slowing euro-area inflation boosted speculation the European Central Bank will take more measures to stimulate the economy.

The Partnership’s gains for the quarter were partially offset by losses experienced within the currency sector during January from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast. Losses were also recorded from short positions in the Japanese yen as the relative value of the currency increased against its counterparts during January. Additional losses in this sector were recorded from various crossrate currency positions. Within the metals markets, losses were incurred primarily in January from short positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal. Additional losses were incurred during January from long positions in copper futures as prices declined on speculation that rising borrowing costs in emerging markets will dampen economic growth, eroding demand for industrial metals. Within the energy sector, losses were incurred primarily in March from long positions in crude oil and its related products as prices declined amid a larger-than-expected increase in U.S. crude oil stockpiles. Within the global stock index sector, losses were incurred during January from long positions in Pacific Rim and European equity index futures as prices declined amid growing concern the global economic recovery is faltering.

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

During the reporting period, interest income on 80% of the average daily equity maintained in cash in the Partnership’s allocable portion of the Master’s account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bill maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill rate. Interest income for the three months ended March 31, 2014 decreased by $1,975, as compared to the corresponding period in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Masters’ accounts and upon interest rates over which neither the Partnership/Master nor CGM/MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2014 decreased by $53,607 as compared to the corresponding period in 2013. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership/Master. Accordingly they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2014 increased by $14,364 as compared to the corresponding period in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the three months ended March 31, 2014 as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $20,447, as compared to the corresponding period in 2013. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the Management Agreement. There were no incentive fees earned for the three months ended March 31, 2014 and 2013. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2014 and December 31, 2013. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, the Master’s total capitalization was $33,628,506. The Partnership owned approximately 79.1% of Master. The Master’s Value at Risk as of March 31, 2014 was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk
Currencies	$1,021,224	3.04%	$1,172,160	$296,823	$748,009
Energy	463,320	1.38%	881,870	148,250	452,105
Grains	570,303	1.70%	1,054,748	62,168	686,859
Indices	1,077,243	3.20%	1,830,377	374,709	982,820
Interest Rates U.S.	116,050	0.34%	228,195	24,381	155,595
Interest Rates Non-U.S.	562,051	1.67%	844,532	191,282	649,690
Livestock	210,465	0.63%	316,373	83,431	225,720
Metals	526,543	1.57%	902,212	278,906	509,655
Softs	180,180	0.53%	249,395	141,213	190,289

Total	$4,727,379	14.06%

*	Average of month-end Values at Risk.

As of December 31, 2013, the Master’s total capitalization was $33,569,336. The Partnership owned approximately 77.7% of Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

			Period ended December 31, 2013
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal

Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

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

or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.   Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2014, there were subscriptions of 610.0890 Redeemable Units totaling $614,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forwards and commodity option contracts, and any other rights or interests pertaining thereto including interest in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014-January 31, 2014	239.3510	$975.63	N/A	N/A
February 1, 2014-February 28, 2014	137.0740	$1,052.47	N/A	N/A
March 1, 2014-March 31, 2014	263.4450	$1,034.03	N/A	N/A
	639.8700	$1,016.14

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.   Defaults Upon Senior Securities – None

Item 4.   Mine Safety Disclosures – Not Applicable

Item 5.   Other Information—None

Item 6. Exhibits

3.1	Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 30, 2012, (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership dated as filed in the office of the Secretary of the State of New York August 7, 2013, (filed as Exhibit 3.2(i) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Form of Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.5 (a)	Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2012, and incorporated herein by reference).

(b)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. for 2013, dated June 1, 2013 (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference).

10.6 (a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Amendment to the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

10.7	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

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

Date: May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2014