Form 10-Q
period 2014-06-30
WESTPORT FUTURES FUND L.P.
filed 2014-08-13
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, 23,433.2277 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets:
Investment in the Master, at fair value	$27,042,533	$26,099,527
Equity in trading account:
Cash	6,850	7,627

Total assets	$27,049,383	$26,107,154

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$67,623	$114,219
Management fees	44,921	43,276
Other	29,205	27,165
Redemptions payable	1,317,711	401,685

Total liabilities	1,459,460	586,345

Partners’ Capital:
General Partner, 307.0879 unit equivalents outstanding at June 30, 2014 and December 31, 2013	328,919	309,551
Limited Partners, 23,584.4557 and 25,010.6507 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	25,261,004	25,211,258

Total partners’ capital	25,589,923	25,520,809

Total liabilities and partners’ capital	$27,049,383	$26,107,154

Net asset value per unit	$1,071.09	$1,008.02

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income from investment in Master	$869	$1,406	$2,510	$5,022

Total investment income	869	1,406	2,510	5,022

Expenses:
Ongoing selling agent fees	199,910	390,408	544,457	788,564
Clearing fees	63,801	48,409	120,790	91,032
Management fees	132,770	147,766	263,127	298,570
Other**	78,042	96,390	146,700	178,144

Total expenses	474,523	682,973	1,075,074	1,356,310

Net investment income (loss)	(473,654)	(681,567)	(1,072,564)	(1,351,288)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Master
Net realized gains (losses) on closed contracts	—	—	—	2,156
Net realized gains (losses) on investment in Master	775,614	(47,003)	1,609,324	230,841
Change in net unrealized gains (losses) on open contracts	—	—	—	(2,156)
Change in net unrealized gains (losses) on investment in Master	630,497	(379,614)	1,059,603	(418,411)

Total trading results	1,406,111	(426,617)	2,668,927	(187,570)

Net income (loss)	932,457	(1,108,184)	1,596,363	(1,538,858)
Subscriptions-Limited Partners	140,624	926,909	754,624	1,618,064
Redemptions-Limited Partners	(1,631,679)	(658,335)	(2,281,873)	(1,986,941)
Redemptions-General Partner	—	—	—	(100,128)

Net increase (decrease) in Partners’ Capital	(558,598)	(839,610)	69,114	(2,007,863)
Partners’ Capital, beginning of period	26,148,521	29,148,841	25,520,809	30,317,094

Partners’ Capital, end of period	$25,589,923	$28,309,231	$25,589,923	$28,309,231

Net asset value per unit (23,891.5436 and 27,487.0146 units outstanding at June 30, 2014 and 2013, respectively)	$1,071.09	$1,029.91	$1,071.09	$1,029.91

Net income (loss) per unit*	$37.06	$(39.62)	$63.07	$(55.53)

Weighted average units outstanding	25,179.6446	27,662.0176	25,339.2481	27,693.6001

*	Based on change in net asset value per unit.
**	The three months ended 2014 and 2013 include $18,053 and $18,965, respectively, of other fees allocated from the Master. The six months ended 2014 and 2013 include $31,973 and $74,884, respectively, of other fees allocated from the Master.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

As of June 30, 2014, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”).

During the six months ended June 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, the Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Master commenced foreign exchange trading through an account at MS&Co on or about April 12, 2013, and futures trading through an account at MS&Co on or about June 24, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014, and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

2.	Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net realized and unrealized gains (losses)*	$45.41	$(30.84)	$79.16	$(38.49)
Interest income	0.03	0.06	0.09	0.18
Expenses**	(8.38)	(8.84)	(16.18)	(17.22)

Increase (decrease) for the period	37.06	(39.62)	63.07	(55.53)
Net asset value per unit, beginning of period	1,034.03	1,069.53	1,008.02	1,085.44

Net asset value per unit, end of period	$1,071.09	$1,029.91	$1,071.09	$1,029.91

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $55.88, $(14.99), $105.38 and $(6.73), respectively.
**	Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(18.85), $(24.69), $(42.40) and $(48.98), respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(7.3)%	(9.3)%	(8.4)%	(9.2)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Net investment income (loss) before incentive fees****	(7.3)%	(9.3)%	(8.4)%	(9.2)%

Operating expense	7.3%	9.4%	8.4%	9.3%
Incentive fees	0.0	0.0%	0.0%	0.0%

Total expenses	7.3%	9.4%	8.4%	9.3%

Total return:
Total return before incentive fees	3.6%	(3.7)%	6.3%	(5.1)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	3.6%	(3.7)%	6.3%	(5.1)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.

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

The customer agreements between the Partnership, CGM and the Master gave, and the customer agreement with the Partnership, MS&Co. and the Master gives, the Partnership and the Master, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet” have been met.

The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2014 and 2013 were 2,672 and 1,564, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2014 and 2013, were 2,438 and 1,634, respectively. The monthly average number of metal forward contracts traded by the Master during the three months ended June 30, 2014 and 2013 were 156 and 185, respectively. The monthly average number of metal forward contracts traded by the Master during the six months ended June 30, 2014 and 2013, were 163 and 169, respectively. The monthly average notional values of currency forward contracts held by the Master during the three months ended June 30, 2014 and 2013 were $7,977,818 and $36,220,524, respectively. The monthly average notional values of currency forward contracts held by the Master during the six months ended June 30, 2014 and 2013, were $9,134,983 and $34,147,444, respectively.

All of the commodity interest owned by the Partnership are held for trading purposes.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s ownership of the Master.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

The Partnership and the Master consider prices for exchange-traded commodity futures, forward, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014, and December 31, 2013, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

During the six months ended June 30, 2014 and for the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in the Master	$27,042,533	$—	$27,042,533	$—

Net fair value	$27,042,533	$—	$27,042,533	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in the Master	$26,099,527	$—	$26,099,527	$—

Net fair value	$26,099,527	$—	$26,099,527	$—

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

5.	Investment in Master:

Effective December 1, 2012, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $31,143,887. The Master permits accounts managed now and in the future by the Advisor using the Diversified Program, a propriety, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. During the six months ended June 30, 2014, the Master’s commodity broker was MS&Co. During prior periods included in this report, CGM also served as a commodity broker to the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2014.

The Master’s trading of futures, forward, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period the Master engaged in such trading through commodity brokerage accounts maintained by MS&Co. During the prior reporting periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained by CGM.

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

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, “clearing fees”) are borne by the Partnership and through its investment in the Master and allocated to its limited partners including, the Partnership. All other fees are charged at the Partnership level.

As of June 30, 2014, the Partnership owned approximately 79.5% of the Master. As of December 31, 2013, the Partnership owned approximately 77.7% of the Master. The Partnership intends to continue to invest all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2014, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$25,342,762	$27,494,698
Cash margin	6,326,502	5,064,674
Net unrealized appreciation on open futures contracts	2,225,326	1,049,589
Net unrealized appreciation on open forward contracts	156,597	—

Total assets	$34,051,187	$33,608,961

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$9,463
Accrued expenses:
Professional fees	13,267	26,163
Clearing fees due to MS&Co.	4,454	3,999

Total liabilities	17,721	39,625

Partners’ Capital:
General Partner	—	—
Limited Partners	34,033,466	33,569,336

Total liabilities and partners’ capital	$34,051,187	$33,608,961

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	510	$603,017	1.77%
Energy	184	(113,478)	(0.33)
Grains	42	(65,520)	(0.19)
Indices	344	51,131	0.15
Interest Rates U.S.	206	138,203	0.41
Interest Rates Non - U.S.	663	437,099	1.28
Livestock	109	741,010	2.18
Metals	224	219,840	0.64
Softs	64	32,818	0.10

Total futures contracts purchased		2,044,120	6.01

Futures Contracts Sold
Currencies	16	24,567	0.07
Interest Rates Non - U.S.	36	(1,121)	(0.00)*
Softs	368	157,760	0.46

Total futures contracts sold		181,206	0.53

Net unrealized appreciation on open futures contracts		2,225,326	6.54

Unrealized Appreciation on Open Forward Contracts
Currencies	$5,836,846	31,439	0.09
Metals	87	189,138	0.56

Total unrealized appreciation on open forward contracts		220,577	0.65

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,772,427	(32,050)	(0.10)
Metals	29	(31,930)	(0.09)

Total unrealized depreciation on open forward contracts		(63,980)	(0.19)

Net unrealized appreciation on open forward contracts		156,597	0.46

Net fair value		$2,381,923	7.00%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Rabar Master Fund L. P.

Statement of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
Investment Income:
Interest income	$1,095	$1,821	$3,180	$6,604

Total investment income	1,095	1,821	3,180	6,604

Expenses:
Clearing fees	80,378	62,621	152,789	119,058
Professional fees	22,747	24,678	40,426	98,710

Total expenses	103,125	87,299	193,215	217,768

Net investment income (loss)	(102,030)	(85,478)	(190,035)	(211,164)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	977,468	(56,673)	2,038,496	310,383
Change in net unrealized gains (losses) on open contracts	793,605	(480,855)	1,341,797	(523,199)

Total trading results	1,771,073	(537,528)	3,380,293	(212,816)

Net income (loss)	1,669,043	(623,006)	3,190,258	(423,980)
Subscriptions	140,624	976,909	754,624	11,813,481
Redemptions	(1,403,612)	(2,215,313)	(3,477,572)	(5,287,483)
Distribution of interest income to feeder funds	(1,095)	(1,821)	(3,180)	(6,604)

Net increase (decrease) in Partners’ Capital	404,960	(1,863,231)	464,130	6,095,414
Partners’ Capital, beginning of period	33,628,506	39,046,990	33,569,336	31,088,345

Partners’ Capital, end of period	$34,033,466	$37,183,759	$34,033,466	$37,183,759

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of June 30, 2014 and December 31, 2013, respectively.

June 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$2,635,092	$(409,766)	$2,225,326
Forwards	220,577	(63,980)	156,597

Total assets	$2,855,669	$(473,746)	$2,381,923

Liabilities
Futures	$(409,766)	$409,766	$—
Forwards	(63,980)	63,980	—

Total liabilities	$(473,746)	$473,746	$—

Net fair value			$2,381,923

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,460,913	$(411,324)	$1,049,589
Forwards	77,373	(77,373)	—

Total assets	$1,538,286	$(488,697)	$1,049,589

Liabilities
Futures	$(411,324)	$411,324	$—
Forwards	(86,836)	77,373	(9,463)

Total liabilities	$(498,160)	$488,697	$(9,463)

Net fair value			$1,040,126

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014, and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

For the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,635,092	$2,635,092	$—	$—
Forwards	220,577	189,138	31,439	—

Total assets	$2,855,669	$2,824,230	$31,439	$—

Liabilities
Futures	$409,766	$409,766	$—	$—
Forwards	63,980	31,930	32,050	—

Total liabilities	473,746	441,696	32,050	—

Net fair value	$2,381,923	$2,382,534	$(611)	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,460,913	$1,460,913	$—	$—
Forwards	77,373	58,352	19,021	—

Total assets	$1,538,286	$1,519,265	$19,021	$—

Liabilities
Futures	$411,324	$411,324	$—	$—
Forwards	86,836	80,330	6,506	—

Total liabilities	498,160	491,654	6,506	—

Net fair value	$1,040,126	$1,027,611	$12,515	$—

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Financial Highlights of the Master:

Ratios to average net assets for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:*
Net investment income (loss)**	(1.2)%	(0.9)%	(1.1)%	(1.1)%

Operating expenses	1.2%	0.9%	1.2%	1.2%

Total return	5.1%	(1.7)%	10.0%	(0.4)%

*	Annualized.
**	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2014, and December 31, 2013.

June 30, 2014
Assets
Futures Contracts
Currencies	$628,544
Energy	112,965
Indices	156,741
Interest Rates Non-U.S.	438,023
Interest Rates U.S.	138,234
Livestock	742,480
Metals	227,265
Softs	190,840

Total unrealized appreciation on open futures contracts	$2,635,092

Liabilities
Futures Contracts
Currencies	$(960)
Energy	(226,443)
Grains	(65,520)
Indices	(105,610)
Interest Rates Non-U.S.	(2,045)
Interest Rates U.S.	(31)
Livestock	(1,470)
Metals	(7,425)
Softs	(262)

Total unrealized depreciation on open futures contracts	$(409,766)

Net unrealized appreciation on open futures contracts	$2,225,326 *

June 30, 2014
Assets
Forward Contracts
Currencies	$31,439
Metals	189,138

Total unrealized appreciation on open forward contracts	$220,577

Liabilities
Forward Contracts
Currencies	$(32,050)
Metals	(31,930)

Total unrealized depreciation on open forward contracts	$(63,980)

Net unrealized appreciation on open forward contracts	$156,597 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
Sector	2014	2013		2014	2013
Currencies	(524,280)	(282,484)		(1,196,442)	(192,421)
Energy	194,751	(544,381)		(131,578)	(757,321)
Grains	(656,275)	467,276		914,189	110,004
Indices	618,175	(383,804)		319,970	266,342
Interest Rates US	217,271	(3,861)		55,505	(96,659)
Interest Rates non-US	738,648	(540,003)		1,165,482	(421,345)
Livestock	779,735	242,135		1,805,018	407,461
Metals	371,895	840,636		(258,106)	549,926
Softs	31,153	(333,042)		706,255	(78,803)

Total	$1,771,073 ***	$(537,528	)***	3,380,293 ***	(212,816	)***

***	This amount is in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Partner’s Capital.

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility of OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 2.3% to 5.3% of the Partnership’s/Master’s contracts are traded OTC.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

which the related underlying assets are traded. The Partnership and the Master are exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk during the three and six months ended June 30, 2014 and in prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co, the Partnership’s and the Master’s counterparty is an exchange or clearing organization. The Partnership and the Master continue to be subject to such risks with respect to MS&Co.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

The Partnership and the Master consider prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

June 30, 2014

(Unaudited)

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital increased 0.3% from $25,520,809 to $25,589,923. This increase was attributable to a net income of $1,596,363, coupled with the subscriptions of 744.8990 Redeemable Units totaling $754,624, which was partially offset by the redemptions of 2,171.0940 Redeemable Units totaling $2,281,873. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the six months ended June 30, 2014, the Master’s capital increased 1.4% from $33,569,336 to $34,033,466. This increase was attributable to a net income of $3,190,258, coupled with the subscriptions of $754,624, which was partially offset by the redemptions of $3,477,572 and distribution of interest income to feeder funds totaling $3,180. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per unit increased 3.6% from $1,034.03 to $1,071.09 as compared to a decrease of 3.7% in the second quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $1,406,111. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, indices, livestock, metals and softs and were partially offset by losses in currencies and grains. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2013 of $426,617. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, non-U.S. interest rates and softs and were partially offset by gains in grains, livestock and metals.

The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in European and U.S. fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Within the global stock index sector, gains were recorded primarily during May and June from long positions in U.S. and European equity index futures as prices rallied after positive economic data from employment to housing figures fueled speculation the U.S. economy was rebounding from its first quarter contraction. Within the metals sector, gains were experienced during June from long positions in copper futures as prices advanced on signs of an improving outlook for the U.S. economy amid reduced global stockpiles. Within the energy sector, gains were recorded during June from long positions in crude oil futures as prices increased during the first half of June on speculation tensions in Iraq and Libya would curtail oil exports from the Middle East. Additional gains were recorded from long positions in gasoline futures as prices rallied after reports indicated U.S. gasoline demand was higher during June than previously predicted. Within the agricultural sector, gains were recorded during June from long positions in cattle futures as prices moved higher as droughts in Texas and California continued to limit U.S. herd levels. A portion of the Partnership’s gains for the quarter was offset by losses experienced within the currency sector, primarily during May, from long positions in the euro as its value declined as a gauge of German business confidence fell, adding to signs that may prompt the European Central Bank to boost stimulus. Additional losses in this sector were recorded from positions in the Swiss franc and Japanese yen.

During the Partnership’s six months ended of 2014, the net asset value per unit increased 6.3% from $1,008.02 to $1,071.09 as compared to a decrease of 5.1% during the six months ended June 30, 2013. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2014 of $2,668,927. Gains were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates, indices, livestock and softs and were partially offset by losses in currencies, energy and metals. The Partnership experienced a net trading loss before fees and expenses during the six months ended June 30, 2013 of $187,570. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by gains in grains, livestock, indices and metals.

The most significant gains were recorded within the agricultural sector during February primarily from long positions in soybean and soybean meal futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. Additional gains were recorded from long positions in livestock futures as prices trended higher throughout the first six months of the year. Smaller gains in the agricultural sector were recorded from trading in sugar and cocoa futures. Within the global interest rate sector, gains were experienced during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Within the global stock index sector, gains were recorded primarily during May and June from long positions in European and U.S. equity index futures as prices rallied after positive economic data from employment to housing figures fueled speculation the U.S. economy was rebounding from its first quarter contraction. A portion of the Partnership’s gains during the first six months of the year was offset by trading losses within the currency sector during January from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast. Additional losses in this sector were recorded from positions in the Swiss franc and Japanese yen. Within the metals markets, losses were incurred primarily in January from short positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal. Within the energy sector, losses were incurred primarily in March from long positions in crude oil and its related products as prices declined amid a larger-than-expected increase in U.S. crude oil stockpiles.

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

During the reporting period, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s brokerage) account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bill maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill rate, as applicable. Interest income for the three and six months ended June 30, 2014 decreased by $537 and $2,512, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Masters’ accounts and upon interest rates over which neither the Partnership/Master nor CGM/MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2014 decreased by $190,498 and $244,107, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, and also due to the reduction of the monthly ongoing selling agent fees rate.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership/Master. Accordingly they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2014 increased by $15,392 and $29,758, respectively, as compared to the corresponding periods in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $14,996 and $35,443, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the Management Agreement. There were no incentive fees earned for the three and six months ended June 30, 2014 and 2013. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2014 and December 31, 2013. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, the Master’s total capitalization was $34,033,466. The Partnership owned approximately 79.5% of Master. The Master’s Value at Risk as of June 30, 2014 was as follows:

June 30, 2014

			Three months ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,302,272	3.83%	$1,491,660	$517,843	$1,175,976
Energy	576,785	1.69%	889,405	147,565	520,685
Grains	92,970	0.27%	868,923	92,970	508,503
Indices	1,335,196	3.92%	1,858,692	741,102	1,347,575
Interest Rates U.S.	277,420	0.82%	296,670	55,770	261,873
Interest Rates Non-U.S.	776,057	2.28%	870,364	499,626	778,104
Livestock	154,770	0.46%	207,293	131,220	153,215
Metals	1,682,241	4.94%	1,682,241	521,669	995,338
Softs	404,291	1.19%	404,291	41,483	236,764

Total	$6,602,002	19.40%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information—Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, there were subscriptions of 134.8100 Redeemable Units totaling $140,624. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forwards and commodity option contracts, and any other rights or interests pertaining thereto including interest in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014-April 31, 2014	208.3390	$1,042.29	N/A	N/A
May 1, 2014-May 31, 2014	92.6330	$1,045.18	N/A	N/A
June 1, 2014-June 30, 2014	1,230.2520	$1,071.09	N/A	N/A
	1,531.2240	$1,065.60

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.
**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Mine Safety Disclosures — Not Applicable

Item 5.	Other Information — Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 3.0% to an annual rate of 2.0%. As of the same date, the Partnership will begin paying an administrative fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 6. Exhibits

3.1	(a)	Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

	(b)	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement, dated August 8, 2014 (filed herewith).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)		Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(i)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 30, 2012, (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

(j)		Certificate of Amendment to the Certificate of Limited Partnership dated as filed in the office of the Secretary of the State of New York August 7, 2013, (filed as Exhibit 3.2(i) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1		Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)		Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2		Form of Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

10.3		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.5	(a)	Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2012, and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. for 2013, dated June 1, 2013 (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference).

10.6	(a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(c)	Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed herewith).

10.7		Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	– Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	– Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2014