Form 10-Q
period 2014-09-30
WESTPORT FUTURES FUND L.P.
filed 2014-11-13
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 22,601.1647 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets:
Investment in the Master, at fair value	$28,096,056	$26,099,527
Equity in trading account:
Cash	44,966	7,627

Total assets	$28,141,022	$26,107,154

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$70,353	$114,219
Management fees	46,678	43,276
Other	63,720	27,165
Redemptions payable to General Partner	65,700	—
Redemptions payable to Limited Partner	1,795,839	401,685

Total liabilities	2,042,290	586,345

Partners’ Capital:
General Partner, 248.2379 and 307.0879 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	277,130	309,551
Limited Partners, 23,129.6017 and 25,010.6507 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	25,821,602	25,211,258

Total partners’ capital	26,098,732	25,520,809

Total liabilities and partners’ capital	$28,141,022	$26,107,154

Net asset value per unit	$1,116.39	$1,008.02

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest income from investment in Master	$652	$1,053	$3,162	$6,075

Total investment income	652	1,053	3,162	6,075

Expenses:
Ongoing selling agent fees	198,214	366,223	742,671	1,154,787
Clearing fees	55,893	42,817	176,683	133,849
Management fees	131,539	138,432	394,666	437,002
Other**	91,660	78,025	238,360	256,169

Total expenses	477,306	625,497	1,552,380	1,981,807

Net investment income (loss)	(476,654)	(624,444)	(1,549,218)	(1,975,732)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Master
Net realized gains (losses) on closed contracts	—	—	—	2,156
Net realized gains (losses) on investment in Master	2,764,263	(745,275)	4,373,587	(514,434)
Change in net unrealized gains (losses) on open contracts	—	—	—	(2,156)
Change in net unrealized gains (losses) on investment in Master	(1,167,970)	505,659	(108,367)	87,248

Total trading results	1,596,293	(239,616)	4,265,220	(427,186)

Net income (loss)	1,119,639	(864,060)	2,716,002	(2,402,918)
Subscriptions-Limited Partners	1,463,592	683,262	2,218,216	2,301,326
Redemptions-Limited Partners	(2,008,722)	(2,338,673)	(4,290,595)	(4,325,614)
Redemptions-General Partner	(65,700)	—	(65,700)	(100,128)

Net increase (decrease) in Partners’ Capital	508,809	(2,519,471)	577,923	(4,527,334)
Partners’ Capital, beginning of period	25,589,923	28,309,231	25,520,809	30,317,094

Partners’ Capital, end of period	$26,098,732	$25,789,760	$26,098,732	$25,789,760

Net asset value per unit (23,377.8396 and 25,831.1826 units outstanding at September 30, 2014 and 2013, respectively)	$1,116.39	$998.40	$1,116.39	$998.40

Net income (loss) per unit*	$45.30	$(31.51)	$108.37	$(87.04)

Weighted average units outstanding	24,225.7206	27,419.1316	24,968.0723	27,602.1106

*	Based on change in net asset value per unit.
**	The three months ended September 30, 2014 and 2013 include $24,908 and $0, respectively, of other fees allocated from the Master. The nine months ended September 30, 2014 and 2013 include $56,881 and $74,884, respectively, of other fees allocated from the Master.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

As of September 30, 2014, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”).

During the nine months ended September 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, the Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Master commenced foreign exchange trading through an account at MS&Co. on or about April 12, 2013, and futures trading through an account at MS&Co. on or about June 24, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 5.25% per year of month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.25% to an annual rate of 3.00%.

Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3.0% to an annual rate of 2.0%. As of the same date, the Partnership began paying an administrative fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees (as defined in Note 5 below) were previously combined and presented as brokerage fees, including clearing fees.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014, and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$54.49	$(23.66)	$133.65	$(62.15)
Interest income	0.02	0.04	0.11	0.22
Expenses **	(9.21)	(7.89)	(25.39)	(25.11)

Increase (decrease) for the year	45.30	(31.51)	108.37	(87.04)
Net asset value per unit, beginning of period	1,071.09	1,029.91	1,008.02	1,085.44

Net asset value per unit, end of period	$1,116.39	$998.40	$1,116.39	$998.40

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three and nine months ended September 30, 2014 and 2013 were $64.97, $(8.74), $170.35 and $(15.47), respectively.
**	Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three and nine months ended September 30, 2014 and 2013 were $(19.70), $(22.81), $(62.10) and $(71.79), respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(7.4)%	(9.1)%	(8.1)%	(9.2)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Net investment income (loss) before incentive fees****	(7.4)%	(9.1)%	(8.1)%	(9.2)%

Operating expense	7.4%	9.1%	8.1%	9.2%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	7.4%	9.1%	8.1%	9.2%

Total return:
Total return before incentive fees	4.2%	(3.1)%	10.8%	(8.0)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	4.2%	(3.1)%	10.8%	(8.0)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.

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

The customer agreements between the Partnership, CGM and the Master gave, and the customer agreement with the Partnership, MS&Co. and the Master gives each of the Partnership and the Master, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet” have been met.

The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2014 and 2013 were 2,105 and 1,588, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2014 and 2013, were 2,327 and 1,619, respectively. The monthly average number of metal forward contracts traded by the Master during the three months ended September 30, 2014 and 2013 were 198 and 351, respectively. The monthly average number of metal forward contracts traded by the Master during the nine months ended September 30, 2014 and 2013, were 174 and 230, respectively. The monthly average notional values of currency forward contracts held by the Master during the three months ended September 30, 2014 and 2013 were $23,105,394 and $13,680,259, respectively. The monthly average notional values of currency forward contracts held by the Master during the nine months ended September 30, 2014 and 2013, were $13,791,786 and $27,325,049, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

All of the commodity interest owned by the Partnership are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the advisor of the Master (the “Advisor”) on behalf of the Master and on the Partnership’s ownership of the Master.

The Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards.

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

September 30, 2014

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

The Partnership and the Master consider prices for exchange-traded commodity futures, forward, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014, and December 31, 2013, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

During the nine months ended September 30, 2014 and for the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in the Master	$28,096,056	$—	$28,096,056	$—

Net fair value	$28,096,056	$—	$28,096,056	$—

	December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in the Master	$26,099,527	$—	$26,099,527	$—

Net fair value	$26,099,527	$—	$26,099,527	$—

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

5.	Investment in Master:

Effective December 1, 2012, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $31,143,887. The Master permits accounts managed now and in the future by the Advisor using the Diversified Program, a propriety, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. During the nine months ended September 30, 2014, the Master’s commodity broker was MS&Co. During prior periods included in this report, CGM also served as a commodity broker to the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2014.

The Master’s trading of futures, forward, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the nine months ended September 30, 2014, the Master engaged in such trading through commodity brokerage accounts maintained by MS&Co. During the prior reporting periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained by CGM.

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

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, “clearing fees”) are borne by the Partnership and through its investment in the Master and allocated to its limited partners, including the Partnership. All other fees are charged at the Partnership level.

As of September 30, 2014, the Partnership owned approximately 87.1% of the Master, prior to September 30, 2014, liquidating redemptions. As of December 31, 2013, the Partnership owned approximately 77.7% of the Master. The Partnership intends to continue to invest all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2014, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$28,208,395	$27,494,698
Cash margin	3,041,073	5,064,674
Net unrealized appreciation on open futures contracts	1,151,885	1,049,589

Total assets	$32,401,353	$33,608,961

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$130,049	$9,463
Accrued expenses:
Professional fees	23,941	26,163
Clearing fees due to MS&Co.	3,087	3,999
Liquidation redemptions payable	4,148,305	—

Total liabilities	4,305,382	39,625

Partners’ Capital:
General Partner	—	—
Limited Partners	28,095,971	33,569,336

Total liabilities and Partners’ Capital	$32,401,353	$33,608,961

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners' Capital*
Futures Contracts Purchased
Currencies	56	$56,066	0.17%
Energy	14	(2,481)	(0.01)
Grains	7	(6,090)	(0.02)
Indices	254	34,799	0.11
Interest Rates U.S.	169	40,417	0.13
Interest Rates Non—U.S.	645	185,437	0.58
Livestock	24	29,160	0.09
Softs	42	54,013	0.17

Total futures contracts purchased		391,321	1.22

Futures Contracts Sold
Currencies	113	345,411	1.07
Energy	71	248,674	0.77
Metals	99	165,260	0.51
Softs	166	1,219	0.01

Total futures contracts sold		760,564	2.36

Net unrealized appreciation on open futures contracts		1,151,885	3.58

Unrealized Appreciation on Open Forward Contracts
Currencies	$8,404,341	122,589	0.38
Metals	56	84,759	0.26

Total unrealized appreciation on open forward contracts		207,348	0.64

Unrealized Depreciation on Open Forward Contracts
Currencies	$7,303,717	(128,912)	(0.40)
Metals	97	(208,485)	(0.65)

Total unrealized depreciation on open forward contracts		(337,397)	(1.05)

Net Unrealized depreciation on open forward contracts		(130,049)	(0.41)

Net fair value		$1,021,836	3.17%

*Prior	to September 30, 2014, liquidating redemptions.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Rabar Master Fund L. P.

Statement of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$810	$1,353	$3,990	$7,957

Total investment income	810	1,353	3,990	7,957

Expenses:
Clearing fees	68,030	55,016	220,819	174,074
Professional fees	30,184	—	70,610	98,710

Total expenses	98,214	55,016	291,429	272,784

Net investment income (loss)	(97,404)	(53,663)	(287,439)	(264,827)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,245,496	(957,451)	5,283,992	(647,068)
Change in net unrealized gains (losses) on open contracts	(1,360,087)	649,593	(18,290)	126,394

Total trading results	1,885,409	(307,858)	5,265,702	(520,674)

Net income (loss)	1,788,005	(361,521)	4,978,263	(785,501)
Subscriptions	1,463,592	683,262	2,218,216	12,496,743
Redemptions	(9,188,282)	(2,590,136)	(12,665,854)	(7,877,619)

Distribution of interest income to feeder funds	(810)	(1,353)	(3,990)	(7,957)

Net increase (decrease) in Partners’ Capital	(5,937,495)	(2,269,748)	(5,473,365)	3,825,666
Partners’ Capital, beginning of period	34,033,466	37,183,759	33,569,336	31,088,345

Partners’ Capital, end of period	$28,095,971	$34,914,011	$28,095,971	$34,914,011

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of September 30, 2014 and December 31, 2013, respectively.

September 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,281,500	$(129,615)	$1,151,885
Forwards	207,348	(207,348)	—

Total assets	$1,488,848	$(336,963)	$1,151,885

Liabilities
Futures	$(129,615)	$129,615	$—
Forwards	(337,397)	207,348	130,049

Total liabilities	$(467,012)	$336,963	$130,049

Net fair value			$1,021,836

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,460,913	$(411,324)	$1,049,589
Forwards	77,373	(77,373)	—

Total assets	$1,538,286	$(488,697)	$1,049,589

Liabilities
Futures	$(411,324)	$411,324	$—
Forwards	(86,836)	77,373	(9,463)

Total liabilities	$(498,160)	$488,697	$(9,463)

Net fair value			$1,040,126

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014, and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

For the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,281,500	$1,281,500	$—	$—
Forwards	207,348	84,759	122,589	—

Total assets	1,488,848	1,366,259	122,589	$—

Liabilities
Futures	$129,615	$129,615	$—	$—
Forwards	337,397	208,485	128,912	—

Total liabilities	467,012	338,100	128,912	—

Net fair value	$1,021,836	$1,028,159	$(6,323)	$—

	December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,460,913	$1,460,913	$—	$—
Forwards	77,373	58,352	19,021	—

Total assets	$1,538,286	$1,519,265	$19,021	$—

Liabilities
Futures	$411,324	$411,324	$—	$—
Forwards	86,836	80,330	6,506	—

Total liabilities	498,160	491,654	6,506	—

Net fair value	$1,040,126	$1,027,611	$12,515	$—

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Financial Highlights of the Master:

Ratios to average net assets for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average net assets:*
Net investment income (loss)**	(1.2)%	(0.6)%	(1.2)%	(0.9)%

Operating expenses	1.2%	0.6%	1.2%	1.0%

Total return	5.7%	(1.0)%	16.3%	(1.3)%

*	Annualized.
**	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2014, and December 31, 2013.

September 30, 2014
Assets
Futures Contracts
Currencies	$415,031
Energy	254,044
Indices	109,712
Interest Rates Non-U.S.	187,451
Interest Rates U.S.	45,989
Livestock	30,060
Metals	165,742
Softs	73,471

Total unrealized appreciation on open futures contracts	$1,281,500

Liabilities
Futures Contracts
Currencies	$(13,554)
Energy	(7,851)
Grains	(6,090)
Indices	(74,913)
Interest Rates Non-U.S.	(2,014)
Interest Rates U.S.	(5,572)
Livestock	(900)
Metals	(482)
Softs	(18,239)

Total unrealized depreciation on open futures contracts	$(129,615)

Net unrealized appreciation on open futures contracts	$1,151,885 *

September 30, 2014
Assets
Forward Contracts
Currencies	$122,589
Metals	84,759

Total unrealized appreciation on open forward contracts	$207,348

Liabilities
Forward Contracts
Currencies	$(128,912)
Metals	(208,485)

Total unrealized depreciation on open forward contracts	$(337,397)

Net unrealized depreciation on open forward contracts	$(130,049)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
Sector	2014	2013		2014	2013
Currencies	1,283,039	162,469		86,597	(29,951)
Energy	69,257	(20,701)		(62,321)	(778,022)
Grains	(303,408)	170,710		610,781	280,714
Indices	3,963	563,988		323,933	830,330
Interest Rates US	(241,058)	(162,041)		(185,553)	(258,700)
Interest Rates non-US	503,300	(323,441)		1,668,782	(744,786)
Livestock	1,958	80,120		1,806,976	487,581
Metals	(318,489)	(599,982)		(576,595)	(50,057)
Softs	886,847	(178,980)		1,593,102	(257,783)

Total	$1,885,409 ***	$(307,858	)***	5,265,702 ***	(520,674	)***

***	This amount is in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Partner’s Capital.

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 4.7% to 12.7% of the Partnership’s/Master’s contracts are traded OTC.

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

September 30, 2014

(Unaudited)

which the related underlying assets are traded. The Partnership and the Master are exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk during the three and nine months ended September 30, 2014 and in prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s or the Master’s counterparty is an exchange or clearing organization. The Partnership and the Master continue to be subject to such risks with respect to MS&Co.

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

September 30, 2014

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

The Partnership and the Master consider prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master or (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2014

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

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 1 to the Financial Statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital increased 2.3% from $25,520,809 to $26,098,732. This increase was attributable to a net income of $2,716,002, coupled with the subscriptions of 2,099.3990 Redeemable Units totaling $2,218,216, which was partially offset by the redemptions of 3,980.4480 Redeemable Units totaling $4,290,595 and 58.8500 General Partner unit equivalents totaling $65,700. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the nine months ended September 30, 2014, the Master’s capital decreased 1.0% from $33,569,336 to $33,244,276. This decrease was attributable to a the redemptions of $8,517,549, which was partially offset by a net income of $4,978,263, coupled with the subscriptions of $2,218,216 and distribution of interest income to feeder funds totaling $3,990. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

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

The Partnership and the Master record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital, as applicable.

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per unit increased 4.2% from $1,071.09 to $1,116.39 as compared to a decrease of 3.1% in the third quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $1,596,293. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, non-U.S. interest rates, indices, livestock and softs and were partially offset by losses in grains, U.S. interest rates and metals. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2013 of $239,616. Losses were primarily attributable to the Master’s trading of commodity futures in energy, U.S and non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, grains, indices and livestock.

During the third quarter of 2013, the most significant gains were achieved within the currency sector, primarily during September, from short positions in the euro and Japanese yen versus the U.S. dollar. The value of the U.S. dollar advanced as the U.S. employment rate fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates next year. Additional gains in this sector were recorded from positions in the Swiss franc and Polish zloty. Within the agricultural sector, gains were experienced throughout the quarter from short positions in sugar futures as prices declined amid an ongoing global supply glut. Additional gains in this sector were recorded from positions in rubber, cotton, and cocoa. Within the global interest rate sector, gains were experienced primarily during August from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures. Within the energy sector, gains were experienced primarily during September from short futures positions in crude oil and its related products as prices declined after an industry report showed crude stockpiles increased in the U.S. A portion of the Partnership’s gains for the quarter was offset by losses experienced within the metals sector, primarily during August, from long positions in copper futures as prices declined as weaker-than-expected industrial production led to a decrease in Chinese imports.

During the Partnership’s nine months ended of 2014, the net asset value per unit increased 10.8% from $1,008.02 to $1,116.39 as compared to a decrease of 8.0% during the nine months ended September 30, 2013. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2014 of $4,265,220. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, indices, livestock and softs and were partially offset by losses in U.S. interest rates and metals. The Partnership experienced a net trading loss before fees and expenses during the nine months ended September 30, 2013 of $427,186. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in grains, livestock and indices.

During the nine months ended September 30, 2014, the most significant gains were recorded within the agricultural sector during February primarily from long positions in soybean futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. Additional gains were recorded from long positions in livestock futures as prices trended higher throughout the first half of the year. Smaller gains in the agricultural sector were recorded from trading in sugar and rubber futures. Within the global interest rate sector, gains were experienced during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Within the global stock index sector, gains were recorded primarily during May and June from long positions in U.S. equity index futures as prices rallied after positive economic data from employment to housing figures fueled speculation the U.S. economy was rebounding from its first quarter contraction. Within the currency sector, gains were experienced primarily during September from short positions in the Japanese yen versus the U.S. dollar. The value of the U.S. dollar advanced as the U.S. employment rate fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates next year. Additional gains in this sector were recorded from positions in the British pound, New Zealand dollar, and Russian ruble. Within the energy sector, gains were experienced primarily during September from short futures positions in crude oil and its related products as prices declined after an industry report showed crude stockpiles increased in the U.S. A portion of the Partnership’s gains during the first nine months of the year was offset by trading losses within the metals sector during January from short positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal. Additional losses were incurred during August from long positions in copper futures as prices declined as weaker-than-expected industrial production led to a decrease in Chinese imports.

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

During the reporting period, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s brokerage) account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average noncompetitive yield on 3-month U.S. Treasury bill maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill rate, as applicable. Interest income for the three and nine months ended September 30, 2014 decreased by $401 and $2,913, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Masters’ accounts and upon interest rates over which neither the Partnership the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2014 decreased by $168,009 and $412,116, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, and also due to the reduction of the monthly ongoing selling agent fees rate.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership/Master. Accordingly they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2014 increased by $13,076 and $42,834, respectively, as compared to the corresponding periods in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $6,893 and $42,336, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the Management Agreement. There were no incentive fees earned for the three and nine months ended September 30, 2014 and 2013. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2014 and December 31, 2013. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, the Master’s total capitalization was $32,244,276, prior to September 30, 2014, liquidating redemptions. The Partnership owned approximately 87.1% of Master. The Master’s Value at Risk as of September 30, 2014 was as follows:

September 30, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk
Currencies	$657,694	2.04%	$1,665,693	$643,488	$1,173,197
Energy	237,749	0.74%	559,185	91,960	259,586
Grains	11,550	0.03%	343,200	2,200	94,783
Indices	827,669	2.57%	2,019,814	693,071	1,039,595
Interest Rates U.S.	135,713	0.42%	310,521	33,330	155,393
Interest Rates Non-U.S.	560,986	1.74%	825,759	335,145	666,009
Livestock	33,660	0.10%	141,570	18,810	35,310
Metals	467,889	1.45%	1,856,496	427,963	832,154
Softs	170,250	0.53%	442,950	153,029	277,296

Total	$3,103,160	9.62%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million.

Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Form 10-K for the fiscal year ended December 31, 2013, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2014 and March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2014, there were subscriptions of 1,354.5000 Redeemable Units totaling $1,463,592. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forwards and commodity option contracts, and any other rights or interests pertaining thereto including interest in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014-July 31, 2014	151.2280	$1,053.92	N/A	N/A
August 1, 2014-August 31, 2014	49.5130	$1,080.54	N/A	N/A
September 1, 2014-September 30, 2014	1,608.6130	$1,116.39	N/A	N/A
	1,809.3540	$1,110.19

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.
**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Mine Safety Disclosures — Not Applicable

Item 5.	Other Information — None

Item 6.	Exhibits

3.1	(a)	Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

	(b)	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement, dated August 8, 2014 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)		Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(i)		Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 30, 2012, (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

(j)		Certificate of Amendment to the Certificate of Limited Partnership dated as filed in the office of the Secretary of the State of New York August 7, 2013, (filed as Exhibit 3.2(i) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1		Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)		Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2		Form of Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

10.3		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.5	(a)	Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2012, and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. for 2013, dated June 1, 2013 (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference).

10.6	(a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(c)	Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.6(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.7		Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	– Section 1350 Certification (Certification of Director) (filed herewith).

32.2	– Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date: November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2014