Form 10-K
period 2014-12-31
WESTPORT FUTURES FUND L.P.
filed 2015-03-30
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐             No ☒

Limited Partnership Redeemable Units with an aggregate value of $25,261,004 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, 21,717.1187 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General development of business. Westport Futures Fund L.P., (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interests in commodity pools. The sectors traded include U.S. and international markets for currencies, energy, grains, interest rates, indices, livestock, metals and softs. The Partnership may also engage in exchange for physical transactions. The Partnership commenced trading operations on August 1, 1997. The commodity interests that are traded by the Partnership through its investment in Rabar Master Fund L.P. (“the Master”), are volatile and involve a high degree of market risk. A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997 (the commencement of the offering period). Beginning May 30, 1997, 120,000 redeemable units of limited partnership interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $404,000 to the Partnership’s trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately continues to offer Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 35, under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”). Effective December 1, 2012, Rabar replaced John W. Henry and Company Inc. (“JWH”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to JWH and/or Rabar as applicable.

During the year ended December 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. During the prior periods included in this report Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

On January 2, 2008, 80% of the assets allocated to JWH for trading were invested in JWH Master Fund LLC (“JWH Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master was formed in order to permit accounts managed by JWH Master using the JWH Global Analytics program (the “Global Analytics Program”), a proprietary, systematic trading system, to invest together in one trading vehicle. JWH also traded a portion of the Partnership’s assets directly pursuant to the JWH Diversified Plus Program. The Partnership fully redeemed its investment in JWH Master on November 30, 2012 for cash equal to $28,623,928.

Effective December 1, 2012, substantially all of the assets allocated to Rabar for trading were invested in the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master for cash equal to $31,143,887. The Master was formed in order to permit accounts managed by Rabar using the Diversified Program, a proprietary, systematic trading program to invest together in one trading vehicle. References to the “Master” herein refers to JWH Master and/or the Master, as applicable.

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

The Master’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on United States commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

All clearing fees (defined below) are borne by the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also charged directly at the Partnership Level. All other fees are charged at the Partnership level.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2014 and 2013 the Partnership owned approximately 100% and 77.7% of the Master, respectively. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner and the Partnership entered into a management agreement with JWH (the “JWH Management Agreement”). Pursuant to the terms of the JWH Management Agreement, the Partnership paid JWH a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to JWH and an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the JWH Management Agreement, earned by JWH for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual and any redemptions or distributions as of the end of such month. The JWH Management Agreement was terminated on November 30, 2012.

Effective December 1, 2012, the General Partner and the Partnership entered into a management agreement with Rabar (the “Rabar Management Agreement”). Rabar will make all commodity trading decisions for the Partnership.

Pursuant to the terms of the Rabar Management Agreement, the Partnership pays Rabar a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to Rabar and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Rabar Management Agreement, earned by Rabar for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the administrative fee and any redemptions or distributions as of the end of such month. The Rabar Management Agreement generally continues in effect until June 30th, of each year and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to Rabar. The Management Agreement may be terminated upon 30 days’ written notice by either party. References to the “Management Agreement” herein refers to the JWH Management Agreement and/or the Rabar Management Agreement, as applicable.

Rabar will not be paid incentive fees until Rabar recovers the net loss incurred prior to the date of the Rabar Management Agreement and earns new trading profits for the Partnership. The Advisor is not affiliated with the General Partner or MS&Co./CGM. The Advisor is not responsible for the organization or operation of the Partnership.

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

During the second quarter of 2013, the Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Master commenced foreign exchange trading through an account at MS&Co. on or about April 12, 2013, and futures trading through an account at MS&Co. on or about June 24, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from MS&Co. to CGM The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.25% per year of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the administrative fee the incentive fee accrued, other expenses and any redemptions or distributions as of the end of such month.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 1/12 of 3.0% (3.0% per year) of month-end Net Assets of the Partnership. Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced to 1/12 of 2.0% (2.0% per year) of the month-end Net Assets of the Partnership.

Prior to and for part of the third quarter of 2013, the Partnership was a party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 11/24 of 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees” and together with the MS&Co. clearing fees and the foreign exchange clearing fees, the “clearing fees”) directly and through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s account at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts (the Master was also a party to a customer agreement with CGM, which gave the Master the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial information about segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2014, was $26,064,640.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the “CFTC” and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or swap execution facility to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform significant price discovery functions. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated on the position.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries Holdings.

Item 3. Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates.

These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2015, was 589.

(c) Dividends. The Partnership did not declare any distributions in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2014, there were subscriptions of 2,365.5570 Redeemable Units totaling $2,518,092. For the twelve months ended December 31, 2013, there were subscriptions of 2,997.5130 Redeemable Units totaling $3,130,122. For the twelve months ended December 31, 2012, there were subscriptions of 2,439.5216 Redeemable Units totaling $3,383,212. The Redeemable Units were issued in reliance upon applicable exceptions from registration under section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures, forward and commodity option contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	729.8680	$1,130.56	N/A	N/A
November 1, 2014 — November 30, 2014	439.5510	$1,173.33	N/A	N/A
December 1, 2014 — December 31, 2014	216.7030	$1,171.03	N/A	N/A
	1,386.1220	$1,150.45

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and total assets at December 31, 2014, 2013, 2012, 2011 and 2010, were as follows:

	2014	2013	2012	2011	2010
Net realized and unrealized trading gains (losses) and investment in the Master net of brokerage/ongoing selling agent fees (including clearing fees) of $1,079,816, $1,692,710, $2,400,026, $3,496,531 and $3,068,973, respectively	$(4,945,813)	$(1,284,352)	$(13,837,890)	$(6,898,209)	$13,570,968

Total interest income	$3,888	$8,290	$20,427	$17,724	46,971

	$(4,941,925)	$(1,276,062)	$(13,817,463)	$(6,880,485)	$13,617,939

Net income (loss)	$3,976,698	$(2,157,874)	$(14,953,834)	$(8,492,035)	$12,132,978

Increase (decrease) in net asset value per unit	$163.01	$(77.42)	$(430.78)	$(224.83)	$331.62

Net asset value per unit	$1,171.03	$1,008.02	$1,085.44	$1,516.22	$1,741.05

Total assets	$26,480,194	$26,107,154	$31,215,455	$56,931,451	$65,406,314

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, aims to achieve substantial capital appreciation through speculative trading, directly and indirectly in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership, through its investment in the Master may employ futures, options on futures, forward, options on forward, spot and swap contracts and cash commodities and any other rights or interests pertaining thereto, in those markets.

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

The approach is generally “technical,” meaning that the signals generated by the models are based upon an analysis of objective technical factors rather than fundamental factors. Although the technical indicators analyzed are varied, they are all based primarily on daily, weekly and monthly price movements.

The approach combines “trend-following” with “trend-anticipating” systems. The trend-following systems seek to take advantage of directional price movements and will typically enter the markets once such movements has begun. The “trend-anticipating” systems also will profit from sustained directional moves; however, these systems can initiate before trends begin, entering the market where no trend is discernible from an examination of the price charts. Since the portfolio will maintain both long and short positions, it is not necessarily relevant whether a particular market is rising or falling. It is merely the case that Rabar’s best opportunity for profit will come from markets moving continuously in one direction while Rabar will have a difficult time profiting from, and may incur losses in, markets which are not exhibiting sustained directional movement.

The approach incorporates a “blend” of quantitative models. Specifically, the methodology employs several totally separate and distinct investment models in its overall approach, and several additional variations of these models, all of which are blended together in Rabar’s program.

Rabar employs a number of risk management techniques in the Diversified Program with a view toward reducing and controlling risk in the portfolio. For example, the Diversified Program’s portfolio is broadly diversified, thereby spreading the risk across multiple markets. The Diversified Program is also diversified across a wide range of holding periods. The Diversified Program’s portfolio is also diversified across multiple quantitative models limiting the risk exposure in the portfolio to any one such model. Rabar also employs liquidation prices determined at the beginning of each trading day for each position. These liquidation points can have the effect of limiting the exposure to each position, system, market and market sector, and in the portfolio as a whole. Rabar’s approach also incorporates statistical measures to help control risk. For example, Rabar uses filters which reduce or eliminate exposure in excessively volatile markets. The approach also incorporates methods to filter out positions with low statistical expectations. Rabar also employs a proprietary, volatility-based methodology for sizing positions to equalize risk in the portfolio across all trades. Similarly, Rabar’s methodologies attempt to equalize risk across all systems. It should be noted that there is no assurance that the above described risk management techniques will have the desired effects of controlling or even reducing risk in the Diversified Program’s portfolio, as investing in futures interests involve a high degree of risk. As to stop losses in particular, it is possible for a market to “gap open,” or in other words open through the predetermined liquidation price. In such event, the predetermined liquidation point will have a reduced, or possibly minimal, effect on risk. Also, the risk assumed and, consequently, the potential for profit experienced by a particular account at different times, and by different accounts at the same time, vary significantly according to market conditions, the size of a given account, the percentage gained or lost in that account, and the perceived risk aversion of that account’s owner.

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

(a) Liquidity.

The Partnership does not engage in the sales of goods or services. Its assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash and cash margin and net unrealized appreciation on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2⁄3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2014, through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership through its investment in the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options contracts whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap, and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 1.2% to 22.7% of the Partnership’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership and the Master’s assets. Credit risk is with respect to exchange traded instruments, is reduced to the extent that, through MS&Co. and/or CGM. The Partnership’s and the Master is counterparty is an exchange or clearing organization. The Partnership/Master continues to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Partnership’s and the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2014, there were subscriptions of 2,365.5570 Redeemable Units totaling $2,518,092. For the year ended December 31, 2013, there were subscriptions of 2,997.5130 Redeemable Units totaling $3,130,122. For the year ended December 31, 2012, there were subscriptions of 2,439.5216 Redeemable Units totaling $3,383,212.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 5,366.5700 Redeemable Units were redeemed totaling $5,885,259 and 58.8500 General Partner unit equivalents were redeemed totaling $65,700. For the year ended December 31, 2013, 5,517.5370 Redeemable Units were redeemed totaling $5,668,405 and 93.0000 General Partner unit equivalents were redeemed totaling $100,128. For the year ended December 31, 2012, 11,166.3866 Redeemable Units were redeemed totaling $13,693,491.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act. During prior periods included in this report, Redeemable Units were sold to the persons who were not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor’s spouse of at least three times their investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times their investment in the Partnership for each year.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per unit increased 16.2% from $1,008.02 to $1,171.03. For the year ended December 31, 2013, the net asset value per unit decreased 7.1% from $1,085.44 to $1,008.02. For the year ended December 31, 2012, the net asset value per unit decreased 28.4% from $1,516.22 to $1,085.44.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2014 of $6,025,629. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, softs and U.S. and non U.S. interest rates and were partially offset by losses in indices and metals. The net trading gains or losses realized from the Partnership and the Master is disclosed on page 31 under Item 8 “Financial Statements and Supplementary Data.”

The most significant gains were recorded within the agricultural sector during February primarily from long positions in soybean futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. Additional gains were recorded from long positions in livestock futures as prices trended higher throughout the first half of the year. Smaller gains in the agricultural sector were recorded from trading in sugar and rubber futures. Within the global interest rate sector, gains were experienced during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains were experienced during October, November, and December as prices advanced amid speculation the European Central Bank may turn to quantitative easing to stimulate the economy if the outlook in the region continued to worsen. Within the energy sector, gains were experienced primarily during September from short futures positions in crude oil and its related products as prices declined after an industry report showed crude stockpiles increased in the U.S. Additional gains were experienced during the fourth quarter from short positions in crude oil and its related products as prices moved lower following an increase in U.S. oil production to record levels and after OPEC decided not to reduce crude oil production amid a global supply glut. Within the currency sector, gains were experienced primarily during September from short positions in the Japanese yen versus the U.S. dollar. The value of the U.S. dollar advanced as the U.S. employment rate fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates in 2015. Additional gains in this sector were recorded from positions in the British pound, Russian ruble, and New Zealand dollar. A portion of the Partnership’s gains during the year was offset by trading losses within the global stock index sector, primarily during January, from long positions in Pacific Rim and European equity index futures as prices declined amid growing concern the global economic recovery is faltering. Additional losses were incurred during December from long positions in European equity index futures as the European Central Bank failed to take meaningful steps to restore economic growth, pushing equity prices lower. Within the metals sector, losses were incurred during January from short positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal. Additional losses were incurred during August from long positions in copper futures as prices declined as weaker-than-expected industrial production led to a decrease in Chinese imports.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2013, of $408,358. Gains were primarily attributable to the trading of commodity futures in currencies, grains, indices, livestock and softs and were partially offset by losses in energy, metals and U.S. and non-U.S. interest rates.

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

During the reporting period, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Master’s brokerage) account during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three and twelve months ended December 31, 2014 decreased by $1,489 and $4,402, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Masters’ accounts and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2014, decreased by $208,668 and $620,784, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership/Master. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2014 increased by $34,944 and $7,890, respectively, as compared to the corresponding periods in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Management fees for the three months ended December 31, 2014 increased by $3,749 and for twelve months ended December 31, 2014 decreased by $38,587 as compared to the corresponding periods in 2013. The increase in management fees for the three months ended December 31, 2014 was due to higher average net assets during the period, while the decrease in management fees for the twelve months ended December 31, 2014 was due to lower average net assets during the period.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended December 31, 2014 were $66,677. This is a new fee implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no incentive fees earned for the three and twelve months ended December 31, 2014. There were no incentive fees earned for the three and twelve months ended December 31, 2013.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2014 and 2013 were $302,713 and $257,133, respectively.

The Partnership pays other expenses, which generally include certain offering costs, filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $75,594 and $58,073, respectively.

The Partnership experienced a net trading loss (before fees and expenses) in the year ended December 31, 2012, of $11,437,864 Losses were primarily attributable to the trading of commodity futures in currencies, energy, indices, livestock, metals, U.S. interest rates and softs and were partially offset by gains and non-U.S. interest rates.

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

Accounting principles generally accepted in the United States of America (“GAAP”) also require the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that, based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Master’s Level 2 assets and liabilities.

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

The Master considers prices for exchange-traded commodity futures, forward, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in the Master (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner assumptions and internal valuation pricing models (Level 3). During the twelve months ended December 31, 2014 and 2013 there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The fair value of the Partnership’s and/or the Master’s futures and forward contracts does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership and the Partnership’s and/or the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s and the Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2014 and December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2014, the Master’s total capitalization was $26,474,338 and the Partnership owned approximately 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$378,162	1.44%	$1,665,693	$213,062	$875,213
Energy	96,910	0.37%	889,405	60,555	340,765
Grains	181,355	0.68%	1,054,748	2,200	356,118
Indices	208,147	0.79%	2,019,814	7,319	916,589
Interest Rates U.S.	89,100	0.33%	310,521	24,831	168,398
Interest Rates Non-U.S.	602,723	2.27%	870,364	159,059	646,137
Livestock	29,700	0.11%	316,373	16,830	112,471
Metals	269,105	1.02%	1,856,496	115,134	650,333
Softs	333,042	1.26%	442,950	41,483	225,595

Total	$2,188,244	8.27%

*	Annual average of month-end Value at Risk

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

“Materiality,” as used in this “Item 7A. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership and the Master as of December 31, 2014, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2014, the Master’s primary exposures were in the EUREX, E-Mini NASDAQ and OSE NIKKEI stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes, but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, silver and copper. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership and the Master.

Softs. The Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Master’s commodity exposure as of December 31, 2014.

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

The following were the only non-trading risk exposures of the Master as of December 31, 2014.

Foreign Currency Balances. The Master’s primary foreign currency balances are in Japanese yen, Euro and Canadian dollar. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Master’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Partnership’s, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject.

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

Item 8. Financial Statements and Supplementary Data

WESTPORT FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2014, 2013, and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013, and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013, and 2012; and Notes to Financial Statements.

To the Limited Partners of

Westport Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director Ceres Managed Futures LLC General Partner, Westport Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 (855) 672-4468

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

The management of Westport Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Westport Futures Fund L.P.	Westport Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Westport Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Westport Futures Fund L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Westport Futures Fund L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Westport Futures Fund L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Master, at fair value (Note 5)	$26,474,464	$26,099,527
Equity in trading account:
Cash (Note 3c)	5,730	7,627

Total assets	$26,480,194	$26,107,154

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$44,135	$114,219
Management fees (Note 3b)	43,974	43,276
Administrative fees (Note 3a)	21,987	—
Professional fees	49,921	26,060
Other	1,771	1,105
Redemptions payable (Note 6)	253,766	401,685

Total liabilities	415,554	586,345

Partners’ Capital: (Notes 1 and 6)
General Partner, 248.2379 and 307.0879 unit equivalents outstanding at December 31, 2014 and 2013, respectively	290,694	309,551
Limited Partners, 22,009.6377 and 25,010.6507 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	25,773,946	25,211,258

Total partners’ capital	26,064,640	25,520,809

Total liabilities and partners’ capital	$26,480,194	$26,107,154

Net asset value per unit	$1,171.03	$1,008.02

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment Income:
Interest income (Note 3c)	$—	$—	$2,713
Interest income from investment in Master (Note 3c)	3,888	8,290	17,714

Total investment income	3,888	8,290	20,427

Expenses:
Ongoing selling agent fees (Note 3c)	876,455	1,497,239	2,269,006
Clearing fees (Note 3c)	203,361	195,471	131,020
Management fees (Note 3b)	528,019	566,606	857,054
Administrative fee (Note 3a)	66,677	—	—
Professional fees**	302,713	257,133	210,993
Other	75,594	58,073	68,324

Total expenses	2,052,819	2,574,522	3,536,397

Net investment income (loss)	(2,048,931)	(2,566,232)	(3,515,970)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Master:
Net realized gains (losses) on closed contracts	—	2,156	(506,083)
Net realized gains (losses) on investment in Master	6,291,570	70,162	(8,918,261)
Change in net unrealized gains (losses) on open contracts	—	(2,156)	(202,635)
Change in net unrealized gains (losses) on investment in Master	(265,941)	338,196	(1,810,885)

Total trading results	6,025,629	408,358	(11,437,864)

Net income (loss)	$3,976,698	$(2,157,874)	$(14,953,834)

Net income (loss) per unit* (Note 7)	$163.01	$(77.42)	$(430.78)

Weighted average units outstanding	24,469.8346	27,174.0682	33,858.4271

*	Based on change in net asset value per unit.
**	The years ended December 31, 2014, 2013 and 2012 includes $97,627, $82,405 and $90,025 of professional fees allocated from the Master.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2014, 2013 and 2012

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2011	$54,974,586	$606,621	$55,581,207
Net income (loss)	(14,781,484)	(172,350)	(14,953,834)
Subscriptions of 2,439.5216 Redeemable Units	3,383,212	—	3,383,212
Redemptions of 11,166.3866 Redeemable Units	(13,693,491)	—	(13,693,491)

Partners’ Capital at December 31, 2012	29,882,823	434,271	30,317,094
Net income (loss)	(2,133,282)	(24,592)	(2,157,874)
Subscriptions of 2,997.5130 Redeemable Units	3,130,122	—	3,130,122
Redemptions of 5,517.5370 Redeemable Units and 93.0000 General Partner unit equivalents	(5,668,405)	(100,128)	(5,768,533)

Partners’ Capital at December 31, 2013	25,211,258	309,551	25,520,809
Net income (loss)	3,929,855	46,843	3,976,698
Subscriptions of 2,365.5570 Redeemable Units	2,518,092	—	2,518,092
Redemptions of 5,366.5700 Redeemable Units and 58.8500 General Partner unit equivalents	(5,885,259)	(65,700)	(5,950,959)

Partners’ Capital at December 31, 2014	$25,773,946	$290,694	$26,064,640

Net asset value per unit:

2012:	$1,085.44

2013:	$1,008.02

2014:	$1,171.03

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

1.    Partnership Organization:

Westport Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto including interest in commodity pools. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The commodity interests that are traded by the Partnership, directly, and through its investment in the Master (as defined in Note 5 “Investment in Master”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”). On December 1, 2012, Rabar replaced John W. Henry and Company Inc. (“JWH”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to JWH and/or Rabar as applicable.

During the year ended December 31, 2014, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co, LLC (“MS&Co.”), a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

2.    Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s and Master’s Investments. All commodity interests held by the Partnership and the Master including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that, based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership and the Master consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in the Master (or other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Master (defined below) did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013 there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Rabar Master	$26,474,464	$—	$26,474,464	$—

Net fair value	$26,474,464	$—	$26,474,464	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Rabar Master	$26,099,527	$—	$26,099,527	$—

Net fair value	$26,099,527	$—	$26,099,527	$—

d.	Futures Contracts. The Partnership and the Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Master. When the contract is closed, the Partnership and the Master record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.

Investment Company Status.    Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership had been deemed to be an investment company since inception.

i.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

j.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that no events have occurred that require adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of the Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1.00% per year of adjusted month-end net assets.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement (the “JWH Management Agreement”) with JWH, a registered commodity trading advisor. JWH was terminated as an advisor to the Partnership on November 30, 2012. On December 1, 2012, the General Partner entered into a management agreement (the “Rabar Management Agreement”) with Rabar, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or MS&Co. and CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Rabar Management Agreement, earned by the Advisor for the Partnership. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the administrative fee and any redemptions or distributions as of the end of such month. Rabar Management Agreement may be terminated upon 30 days’ notice by either party. Prior to its termination on November 30, 2012, JWH received a monthly management fee equal to 1/6 of 1% (2% per year) of month end net assets, allocated to JWH and a quarterly incentive fee equal to 20% of New Trading Profits earned by JWH for the Partnership.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 11/14 of 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 5.25% per year of Month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees, were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportional share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Master) brokerage account at a 30 day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

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

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 1/12 of 5.25% (5.25% per year) of the month-end Net Assets of the Partnership. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 1/12 of 3.0% (3.0% per year) of the month-end Net Assets of the Partnership. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to 1/12 of 2.0% (2.0% per year) of the month-end Net Assets. Morgan Stanley

Wealth Management will pay a portion of its ongoing selling agent fees to other properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the administration fee, the incentive fee accrued, other expenses and any redemptions or distributions as of the end of such month.

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

During the second quarter of 2013, Rabar Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. Rabar Master commenced foreign exchange trading through an account at MS&Co. on or about April 12, 2013 and futures trading through an account at MS&Co. on or about June 24, 2013.

The MS&Co. Customer Agreement with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Master gave, the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of metal forward contracts traded by the Partnership during the years ended December 31, 2014, and 2013 were 0 and 1, respectively.

Ongoing Selling Agent fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s ownership of the Master.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” on the attached Master’s financial statements.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

There were no direct investments as of December 31, 2014.

5.	Investment in the Master:

JWH traded a portion of the assets allocated to JWH directly, in accordance with the systematic JWH Diversified Plus Program. The Partnership ceased allocating assets to be traded directly by JWH on November 30, 2012.

On January 2, 2008, 80% of the assets allocated to JWH for trading were invested in JWH Master Fund LLC (“JWH Master”), a limited liability company organized under the laws of the State of New York. The Partnership purchased 29,209.3894 units of JWH Master (each, a “Unit of Member Interest”) with cash equal to $39,540,753. JWH Master permitted accounts managed by JWH using the Global Analytics Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was the managing member of JWH Master. Individual and pooled accounts managed by JWH, including the Partnership, were permitted to be non-managing members of JWH Master. The General Partner and JWH believed that trading through this structure promoted efficiency and economy in the trading process. The Partnership fully redeemed its investment in JWH Master on November 30, 2012 for cash equal to $28,623,928.

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

For the period January 1, 2011 to November 30, 2013 trading activity related to JWH Master. For the period December 1, 2012 to December 31, 2014 trading activities were traded under Rabar Master. As such, references in this report to the “Master” are to JWH Master and Rabar Master, as applicable.

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

All clearing fees are borne by the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

As of December 31, 2014, the Partnership owned approximately 100% of Rabar Master. As of December 31, 2013, the Partnership owned approximately 77.7% of Rabar Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net realized and unrealized gains (losses)*	$203.09	$(45.32)	$(398.05)
Interest income	0.15	0.32	0.62
Expenses**	(40.23)	(32.42)	(33.35)

Increase (decrease) for the year	163.01	(77.42)	(430.78)
Net asset value per unit, beginning of year	1,008.02	1,085.44	1,516.22

Net asset value per unit, end of year	$1,171.03	$1,008.02	$1,085.44

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013, and 2012 were $246.78, $16.95 and $(327.39), respectively.

**	Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013, and 2012 were $(83.92) $(94.69) and $(104.01), respectively.

	2014	2013	2012
Ratios to average net assets:
Net investment income (loss)	(7.9)%	(9.2)%	(8.2)%
Incentive fees	—%	—%	—%

Net investment income (loss) before incentive fees***	(7.9)%	(9.2)%	(8.2)%

Operating expenses	8.0%	9.2%	8.3%
Incentive fees	—%	—%	—%

Total expenses and incentive fees	8.0%	9.2%	8.3%

Total return:
Total return before incentive fees	16.2%	(7.1)%	(28.4)%
Incentive fees	—%	—%	—%

Total return after incentive fees	16.2%	(7.1)%	(28.4)%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility on OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.2% to 22.7% of the Partnership’s and the Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates are the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co./CGM, the Partnership’s and the Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Partnership’s and the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of ongoing selling agent/brokerage and clearing fees including interest income	$1,600,673	$1,342,838	$1,143,269	$862,921

Net income (loss)	$1,260,696	$1,119,639	$932,457	$663,906

Increase (decrease) in net asset value per unit	$54.64	$45.30	$37.06	$26.01

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of ongoing selling agent and clearing fees including interest income	$433,685	$(647,603)	$(864,028)	$(198,116)

Net income (loss)	$245,044	$(864,060)	$(1,108,184)	$(430,674)

Increase (decrease) in net asset value per unit	$9.62	$(31.51)	$(39.62)	$(15.91)

To the Limited Partners of

Rabar Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Rabar Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Rabar Master Fund L.P.:

We have audited the accompanying statements of financial condition of Rabar Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2014, and 2013, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2014 and 2013 and the period December 1, 2012 (commencement of trading operations) to December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Rabar Master Fund L.P. as of December 31, 2014, and 2013, and the results of its operations and changes in its partners’ capital for the years ended December 31, 2014 and 2013 and the period December 1, 2012 (commencement of trading operations) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Rabar Master Fund L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash (Note 3c)	$23,468,773	$27,494,698
Cash margin (Note 3c)	2,188,244	5,064,674
Net unrealized appreciation on open futures contracts	782,616	1,049,589
Net unrealized appreciation on open forward contracts	81,645	—

Total assets	$26,521,278	$33,608,961

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$9,463
Accrued expenses:
Professional fees	45,098	26,163
Clearing Fees due to MS&Co	1,842	3,999

Total liabilities	46,940	39,625

Partners’ Capital:
General Partner	—	—
Limited Partners	26,474,338	33,569,336

Total liabilities and partners’ capital	$26,521,278	$33,608,961

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	4	$6,820	0.03%
Grains	105	(58,577)	(0.22)
Indices	82	37,197	0.14
Interest Rates U.S.	72	15,983	0.06
Interest Rates Non - U.S.	719	409,148	1.54
Livestock	13	1,963	0.01
Metals	63	(7,858)	(0.03)
Softs	73	(29,560)	(0.11)

Total futures contracts purchased		375,116	1.42

Futures Contracts Sold
Currencies	41	45,500	0.17
Energy	23	173,291	0.66
Interest Rates Non - U.S.	13	(353)	0.00 *
Livestock	6	310	0.00 *
Metals	21	24,095	0.09
Softs	218	164,657	0.62

Total futures contracts sold		407,500	1.54

Net unrealized appreciation on open futures contracts		782,616	2.96

Unrealized Appreciation on Open Forward Contracts
Currencies	$5,104,227	105,650	0.40
Metals	34	82,420	0.31

Total unrealized appreciation on open forward contracts		188,070	0.71

Unrealized Depreciation on Open Forward Contracts
Currencies	$4,751,703	(54,439)	(0.21)
Metals	12	(51,986)	(0.20)

Total unrealized depreciation on open forward contracts		(106,425)	(0.41)

Net unrealized appreciation on open forward contracts		81,645	0.30

Net fair value		$864,261	3.26%

*	Due to rounding

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

Rabar Master Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2014, 2013 and for the period from December 1, 2012

(commencement of trading operations)

to December 31, 2012

	2014	2013	2012
Investment Income:
Interest income	$4,716	$10,815	$1,301

Expenses:
Clearing fees	247,497	253,519	26,107
Professional fees	111,356	108,404	25,500

Total expenses	358,853	361,923	51,607

Net investment loss	(354,137)	(351,108)	(50,306)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	7,201,975	103,929	(590,567)
Change in net unrealized gains (losses) on open contracts	(175,865)	453,494	586,632

Total trading results	7,026,110	557,423	(3,935)

Net Gain (Loss)	$6,671,973	$206,315	$(54,241)

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2014, 2013 and for the period from December 1, 2012

(commencement of trading operations)

to December 31, 2012

Partners’ Capital
Initial capital contributions from Limited Partners at December 1, 2012	$31,143,887
Net income (loss)	(54,241)
Distribution of interest income to feeder fund	(1,301)

Partners’ Capital at December 31, 2012	31,088,345
Net income (loss)	206,315
Subscriptions	13,375,539
Redemptions	(11,090,048)
Distribution of interest income to feeder funds	(10,815)

Partners’ Capital at December 31, 2013	$33,569,336
Net income (loss)	6,671,973
Subscriptions	2,518,092
Redemptions	(16,280,347)
Distribution of interest income to feeder funds	(4,716)

Partners’ Capital at December 31, 2014	$26,474,338

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

1.	Partnership Organization:

Rabar Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of Delaware to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interest in commodity pools. The sectors traded include currencies, indices, U.S and non-U.S. interest rates, grains, livestock, softs, energy and metals. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

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

During the year ended December 31, 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On December 1, 2012 (commencement of trading operations), Westport Futures Fund L.P. (“Westport”) allocated substantially all of its capital to the Master with cash equal to $31,143,887. On January 1, 2013, Tidewater Futures Fund L.P. (“Tidewater”) allocated substantially all of its capital to the Master with cash equal to $10,145,418. On September 30, 2014, Tidewater redeemed its entire investment in the Master for cash equal to $4,148,305. The Master was formed to permit commodity pools managed now or in the future by Rabar Market Research, Inc. (the “Advisor”) using the Diversified Program, a proprietary and systematic trading system, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Westport and Tidewater (prior to its full redemption effective September 30, 2014) (each a “Feeder,” and collectively the “Funds”). Westport owned 100% of the Master at December 31, 2014. Westport and Tidewater owned approximately 77.7% and 22.3% of the Master at December 31, 2013, respectively.

The Master will be liquidated under certain circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.

Master’s Investments.    All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the market place, there has not been a significant decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities.

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

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2014 and 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$953,167	$953,167	$—	$—
Forwards	188,070	82,420	105,650	$—

Total assets	$1,141,237	$1,035,587	$105,650	$—

Liabilities
Futures	$170,551	$170,551	$—	$—
Forwards	106,425	51,986	54,439	—

Total liabilities	276,976	222,537	54,439	—

Net fair value	$864,261	$813,050	$51,211	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,460,913	$1,460,913	$—	$—
Forwards	77,373	58,352	19,021	—

Total assets	$1,538,286	$1,519,265	$19,021	$—

Liabilities
Futures	$411,324	$411,324	$—	$—
Forwards	86,836	80,330	6,506	—

Total liabilities	498,160	491,654	6,506	—

Net fair value	$1,040,126	$1,027,611	$12,515	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.

London Metals Exchange Forward Contracts.    Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

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

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated to the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.

Investment Company Status.    Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

adoption of this ASU did not have a material impact on the Master’s financial statements. Based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception.

j.	Subsequent Events. The General Partner of the Master evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that no events have occurred that require adjustments to or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor. The Advisor is not affiliated with the General Partner or MS&Co./CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

Prior to and during part of the second quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the second quarter of 2013, the Master entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). During the second quarter of 2013, the Master also entered into a foreign exchange brokerage account agreement with MS&Co. The Master has terminated the CGM Customer Agreement.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Master will pay MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2014 and 2013, the

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

amount of cash held by the Master for margin requirements was $2,188,244 and $5,064,674, respectively. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, Rabar Master entered into a foreign exchange brokerage account agreement with MS&Co. and commenced foreign exchange trading through an account at MS&Co.

The MS&Co. Customer Agreement gives, and the CGM Customer Agreement gave, the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2014 and 2013 were 2,031 and 1,761, respectively. The monthly average number of metal forward contracts traded during the years ended December 31, 2014 and 2013 were 170 and 239, respectively. The monthly average notional value of currency forward contracts held during the years ended December 31, 2014 and 2013 were $15,950,794 and $24,361,187, respectively.

On January 1, 2013, the Master adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Master’s financial statements.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

The following tables summarize the valuation of the Master’s investments as of December 31, 2014 and 2013, respectively.

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Futures	$953,167	$(170,551)	$782,616
Forwards	188,070	(106,425)	81,645

Total assets	$1,141,237	$(276,976)	$864,261

Liabilities
Futures	$(170,551)	$170,551	$—
Forwards	(106,425)	106,425	—

Total liabilities	$(276,976)	$276,976	$—

Net fair value			$864,261

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Futures	$1,460,913	$(411,324)	$1,049,589
Forwards	77,373	(77,373)	—

Total assets	$1,538,286	$(488,697)	$1,049,589

Liabilities
Futures	$(411,324)	$411,324	$—
Forwards	(86,836)	77,373	(9,463)

Total liabilities	$(498,160)	$488,697	$(9,463)

Net fair value			$1,040,126

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2014 and 2013.

Assets	December 31, 2014
Futures Contracts
Currencies	$56,190
Energy	173,291
Grains	25,950
Indices	49,637
Interest Rates U.S.	26,024
Interest Rates Non-U.S.	409,347
Livestock	5,663
Metals	34,164
Softs	172,901

Total unrealized appreciation on open futures contracts	$953,167

Liabilities
Futures Contracts
Currencies	$(3,870)
Grains	(84,527)
Indices	(12,440)
Interest Rates U.S.	(10,041)
Interest Rates Non-U.S.	(552)
Livestock	(3,390)
Metals	(17,927)
Softs	(37,804)

Total unrealized depreciation on open futures contracts	$(170,551)

Net unrealized appreciation on open futures contracts	$782,616 *

Assets	December 31, 2014
Forward Contracts
Currencies	$105,650
Metals	82,420

Total unrealized appreciation on open forward contracts	$188,070

Liabilities
Forward Contracts
Currencies	$(54,439)
Metals	(51,986)

Total unrealized depreciation on open forward contracts	$(106,425)

Net unrealized appreciation on open forward contracts	$81,645 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

Assets	December 31, 2013
Futures Contracts
Currencies	$416,834
Energy	29,631
Indices	823,963
Interest Rates Non-U.S.	20,570
Interest Rates U.S.	63,550
Livestock	7,157
Metals	98,158
Softs	1,050

Total unrealized appreciation on open futures contracts	$1,460,913

Liabilities
Futures Contracts
Currencies	$(49,440)
Energy	(125,606)
Grains	(153,890)
Indices	(372)
Interest Rates Non-U.S.	(15,874)
Interest Rates U.S.	(1,250)
Livestock	(13,435)
Metals	(8,860)
Softs	(42,597)

Total unrealized depreciation on open futures contracts	$(411,324)

Net unrealized appreciation on open futures contracts	$1,049,589 *

Assets	December 31, 2013
Forward Contracts
Currencies	$19,021
Metals	58,352

Total unrealized appreciation on open forward contracts	$77,373

Liabilities
Forward Contracts
Currencies	$(6,506)
Metals	(80,330)

Total unrealized depreciation on open forward contracts	$(86,836)

Net unrealized depreciation on open forward contracts	$(9,463)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2014 and 2013 and the period from December 1, 2012 (commencement of trading operations) to December 31, 2012.

Sector	2014	2013	2012
Currencies	$252,582	$347,399	$644,544
Energy	1,148,256	(854,479)	(257,925)
Grains	821,124	132,367	(138,472)
Indices	(516,315)	2,357,409	230,028
Interest Rates US	175,189	(324,237)	(104,351)
Interest Rates Non-US	2,560,825	(1,103,862)	(149,950)
Livestock	1,741,134	355,441	(95,733)
Metals	(626,996)	(435,324)	(98,341)
Softs	1,470,311	82,709	(33,735)

Total	$7,026,110 *	$557,423 *	$(3,935)*

*	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. A limited partner may redeem all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any day (“Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

6.	Financial Highlights:

Ratios to average net assets for the years ended December 31, 2014 and 2013 and the period from December 1, 2012 (commencement of trading operations) to December 31, 2012 were as follows:

	2014	2013	2012
Net investment income (loss)**	(1.1)%	(1.0)%	(2.0	)%***

Operating expenses	1.1%	1.0%	2.0	%***

Total return	23.4%	1.6%	(0.2)%

**	Interest income less total expenses.

***	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2014

future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.2% to 22.7% of the Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co. and/or CGM, the Master’s counterparty is an exchange or clearing organization. The Master continues to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Rabar Master for the year ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014		For the period from July 1, 2014 to September 30, 2014		For the period from April 1, 2014 to June 30, 2014		For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of clearing fees and including interest income		$1,734,456		$1,818,189		$1,691,790		$1,538,894

Net income (loss)		$1,693,710		$1,788,005		$1,669,043		$1,521,215

Increase (decrease) in net asset value per unit	$	N/A	$	N/A	$	N/A	$	N/A

	For the period from December 1, 2013 to December 31, 2013		For the period from July 1, 2013 to September 30, 2013		For the period from April 1, 2013 to June 30, 2013		For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of clearing fees and including interest income		$1,001,510		$(361,521)		$(598,328)		$273,058

Net income (loss)		$991,816		$(361,521)		$(623,006)		$199,026

Increase (decrease) in net asset value per unit	$	N/A	$	N/A	$	N/A	$	N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to the General Partner, including the President and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of

Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration – Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. During the fourth quarter of 2014, as compensation for its services, the Partnership began paying the General Partner administrative fees, as described under “Item 1. Business.” During the fourth quarter of 2014, the General Partner earned $66,677 in administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is a selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $876,455 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Master and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, MS&Co. earned $203,361 in trading fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisor earned $528,019 in management fees. There were no incentive fees earned by the Advisor for the year ended December 31, 2014. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of two persons who beneficially own more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	El Dorado Capital, LLC 217 West Capitol Street Suite 201 Jackson MS 39201-2004	1,433.8890	6.6%

Redeemable Units	The Great Infinity Corp. P.O. Box 3444 Road Town Tortola 000 BVI	1,332.7060	6.1%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	248.2379	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$111,900
2013	$91,900

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

2014	$22,560
2013	$24,560

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Condensed Schedules of Investments at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements.

(2) Exhibits:

3.1 (a)	Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Form 8-K filed on December 6, 2012 and incorporated herein by reference).

(b)	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement, dated August 8, 2014 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 29, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 30, 2012, (filed as Exhibit 3.1 to the Form 8-K filed on December 6, 2012 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership, dated August 7th 2013 (filed as Exhibit 3.2(i) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1	Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2	Form of Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective August 2, 2013 (filed as Exhibit 10.10 to the Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.5 (a)	Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2012, and incorporated herein by reference).

(b)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. from June 30, 2014 to June 30, 2015, dated June 1, 2014 (filed herewith).

10.6 (a)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)

Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein reference).

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
President & Director Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Frank Smith
Steven Ross	Colbert Narcisse	Frank Smith
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 30, 2015	Director Ceres Managed Futures LLC Date: March 30, 2015
Date: March 30, 2015

/s/ M. Paul Martin	/s/ Harry Handler	/s/ Feta Zabeli
M. Paul Martin	Harry Handler	Feta Zabeli
Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.