Form 10-Q
period 2015-03-31
WESTPORT FUTURES FUND L.P.
filed 2015-05-13
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes       No X

As of April 30, 2015, 21,746.1977 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets:
Investment in the Master(1), at fair value	$26,263,127	$26,474,464
Cash	93,727	5,730

Total assets	$26,356,854	$26,480,194

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$43,929	$44,135
Management fees	43,674	43,974
Administrative fees	21,837	21,987
Other	108,748	51,692
Redemptions payable to Limited Partner	143,611	253,766

Total liabilities	361,799	415,554

Partners’ Capital:
General Partner, 248.2379 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	291,047	290,694
Limited Partners, 21,923.2637 and 22,009.6377 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	25,704,008	25,773,946

Total partners’ capital	25,995,055	26,064,640

Total liabilities and partners’ capital	$26,356,854	$26,480,194

Net asset value per unit	$1,172.45	$1,171.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest income allocated from Master	$467	$1,641

Total investment income	$467	$1,641
Expenses:
Expenses allocated from Master	62,678	90,090
Ongoing selling agent fees	133,728	344,547
Management fees	133,038	130,357
Administrative fees	66,519	—
Other	81,244	35,557

Total expenses	477,207	600,551

Net investment income (loss)	(476,740)	(598,910)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	$1,014,948	$833,710
Change in net unrealized gains (losses) on open contracts allocated from Master	(505,832)	429,106

Total trading results allocated from Master	509,116	1,262,816

Net income (loss)	32,376	663,906
Subscriptions - Limited Partners	556,330	614,000
Redemptions - Limited Partners	(658,291)	(650,194)

Net increase (decrease) in Partners’ Capital	(69,585)	627,712
Partners’ Capital, beginning of period	26,064,640	25,520,809

Partners’ Capital, end of period	$25,995,055	$26,148,521

Net asset value per unit (22,171.5016 and 25,287.9576 units outstanding at March 31, 2015 and 2014, respectively)	$1,172.45	$1,034.03

Net income (loss) per unit*	$1.42	$26.01

Weighted average units outstanding	22,257.8969	25,498.8516

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1.	Organization:

Westport Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interests in commodity pools. The Partnership may also engage in exchange for physical transactions. The sectors traded include U.S. and international markets for energy, currencies, interest rates, indices, agricultural products and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, through its investment in Rabar Master Fund L.P. (“the Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States Treasury bills. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2015, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”). Effective December 1, 2012, Rabar replaced John W. Henry and Company Inc. (“JWH”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to JWH and/or Rabar as applicable.

Effective December 1, 2012, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $31,143,887. The units of the Master are used solely for accounting purposes and do not represent units issued legally. The Master permits accounts managed now and in the future by the Advisor using the Diversified Program, a propriety, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2015.

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

As of March 31, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

The Master has entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee equal to 2.0% per year of adjusted month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.25% to an annual rate of 3.0%.

Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3.0% to its current annual rate of 2.0%. As of the same date, the Partnership began paying an administrative fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015, and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

The clearing fees and other expenses allocated from the Master which were previously disclosed separately on the Statements of Income and Expenses, are now disclosed in aggregate as expenses allocated from the Master.

As of March 31, 2015, and December 31, 2014, the Partnership owned 100% of the Master. The Partnership intends to continue to invest all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained by MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, “Fair Value Measurements.”

Master’s Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

        All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Investment Company Status: The Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more- likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Recent Accounting Pronouncement. In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair Value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

Net Income (Loss) Per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Net realized and unrealized gains (losses)	$22.84	$49.50
Interest income	0.03	0.06
Expenses	(21.45)	(23.55)

Increase (decrease) for the year	1.42	26.01
Net asset value per unit, beginning of period	1,171.03	1,008.02

Net asset value per unit, end of period	$1,172.45	$1,034.03

Certain prior period adjustments have been reclassified to conform to current presentation. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Master which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Ratios to average net assets:*
Net investment income (loss)**	(7.4)%	(9.4)%

Operating expense	7.4%	9.5%
Incentive fees	—%	—%

Total expenses	7.4%	9.5%

Total return:
Total return before incentive fees	0.1%	2.6%
Incentive fees	—%	—%

Total return after incentive fees	0.1%	2.6%

*	Annualized (other than incentive fees).
**	Interest income allocated from the Master less total expenses. Does not reflect the effects of incentive fees.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The results of the Partnership’s pro rata share of the results of the Master’s trading activities are shown on the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement with the Partnership, the Master and MS&Co. gives each of the Partnership and the Master, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet” have been met.

Ongoing selling agent fees paid to Morgan Stanley Wealth Management are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2015 and 2014 were 1,461 and 2,204, respectively. The monthly average number of metal forward contracts traded by the Master during the three months ended March 31, 2015 and 2014 were 103 and 170, respectively. The monthly average notional values of currency forward contracts held by the Master during the three months ended March 31, 2015 and 2014 were $16,578,769 and $10,292,148, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015, and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$736,774	$736,774	$—	$—
Forwards	69,868	42,192	27,676	—

Total assets	$806,642	$778,966	$27,676	$—

Liabilities
Futures	$234,455	$234,455	$—	$—
Forwards	213,757	106,731	107,026	—

Total liabilities	448,212	341,186	107,026	—

Net fair value	$358,430	$437,780	$(79,350)	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Futures	$953,167	$953,167	$—	$—
Forwards	188,070	82,420	105,650	—

Total assets	$1,141,237	$1,035,587	$105,650	$—

Liabilities
Futures	$170,551	$170,551	$—	$—
Forwards	106,425	51,986	54,439	—

Total liabilities	276,976	222,537	54,439	—

Net fair value	$864,261	$813,050	$51,211	$—

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2015 and 2014, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$22,714,200	$23,468,773
Cash margin	3,257,982	2,188,244
Net unrealized appreciation on open futures contracts	502,319	782,616
Net unrealized appreciation on open forward contracts	—	81,645

Total assets	$26,474,501	$26,521,278

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$143,889	$—
Accrued expenses:
Professional fees	67,628	45,098
Clearing fees due to MS&Co.	—	1,842

Total liabilities	211,517	46,940

Partners’ Capital:
General Partner	—	—
Limited Partner	26,262,984	26,474,338

Total liabilities and Partners’ Capital	$26,474,501	$26,521,278

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	7	$(1,658)	(0.01)%
Grains	74	(71,639)	(0.27)
Indices	194	74,321	0.28
Interest Rates U.S.	135	86,595	0.33
Interest Rates Non-U.S.	804	277,881	1.06
Livestock	20	(3,743)	(0.01)
Metals	2	(4,595)	(0.02)
Softs	64	(32,076)	(0.12)

Total futures contracts purchased		325,086	1.24

Futures Contracts Sold
Currencies	110	714	0.00 *
Energy	14	1,729	0.01
Interest Rates Non-U.S.	38	709	0.00 *
Livestock	17	2,340	0.01
Metals	154	81,311	0.31
Softs	86	90,430	0.34

Total futures contracts sold		177,233	0.67

Net unrealized appreciation on open futures contracts		502,319	1.91

Unrealized Appreciation on Open Forward Contracts
Currencies	$3,443,049	27,676	0.11
Metals	12	42,192	0.16

Total unrealized appreciation on open forward contracts		69,868	0.27

Unrealized Depreciation on Open Forward Contracts
Currencies	$7,674,640	(107,026)	(0.41)
Metals	108	(106,731)	(0.41)

Total unrealized depreciation on open forward contracts		(213,757)	(0.82)

Net unrealized depreciation on open forward contracts		(143,889)	(0.55)

Net fair value		$358,430	1.36%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Rabar Master Fund L. P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest income	$467	$2,085

Total investment income	467	2,085

Expenses:
Clearing fees	30,095	72,411
Professional fees	32,583	17,679

Total expenses	62,678	90,090

Net investment income (loss)	(62,211)	(88,005)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,014,948	1,061,028
Change in net unrealized gains (losses) on open contracts	(505,832)	548,192

Total trading results	509,116	1,609,220

Net income (loss)	446,905	1,521,215
Subscriptions	556,330	614,000
Redemptions	(1,214,122)	(2,073,960)
Distribution of interest income to feeder funds	(467)	(2,085)

Net increase (decrease) in Partners’ Capital	(211,354)	59,170
Partners’ Capital, beginning of period	26,474,338	33,569,336

Partners’ Capital, end of period	$26,262,984	$33,628,506

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2015 and December 31, 2014, respectively.

March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$736,774	$(234,455)	$502,319	—	—	$502,319
Forwards	69,868	(69,868)	—	—	—	—

Total assets	$806,642	$(304,323)	$502,319	—	—	$502,319

Liabilities
Futures	$(234,455)	$234,455	$—	—	—	$—
Forwards	(213,757)	69,868	(143,889)	—	—	$(143,889)

Total liabilities	$(448,212)	$304,323	$(143,889)	—	—	$(143,889)

Net fair value						$358,430	*

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$953,167	$(170,551)	$782,616	—	—	$782,616
Forwards	188,070	(106,425)	81,645	—	—	$81,645

Total assets	$1,141,237	$(276,976)	$864,261	—	—	$864,261

Liabilities
Futures	$(170,551)	$170,551	$—	—	—	$—
Forwards	(106,425)	106,425	—	—	—	—

Total liabilities	$(276,976)	$276,976	$—	—	—	$—

Net fair value						$864,261	*

*	In the event of default by the Partnership, MS&Co., the sole counterparty to the Partnership’s derivative contracts, has the right to offset the Partnership’s obligation with the cash held by the Partnership, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Financial Highlights of the Master:

Ratios to average net assets for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
Ratios to average net assets:*
Net investment income (loss)**	(0.9)%	(1.1)%

Operating expenses	1.0%	1.1%

Total return	1.6%	4.7%

*	Annualized.
**	Interest income less total expenses.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2015, and December 31, 2014.

March 31, 2015
Assets
Futures Contracts
Currencies	$36,901
Energy	5,438
Grains	320
Indices	123,924
Interest Rates U.S.	90,283
Interest Rates Non-U.S.	289,835
Livestock	13,830
Metals	84,638
Softs	91,605

Total unrealized appreciation on open futures contracts	$736,774

Liabilities
Futures Contracts
Currencies	$(37,845)
Energy	(3,709)
Grains	(71,959)
Indices	(49,603)
Interest Rates U.S.	(3,688)
Interest Rates Non-U.S.	(11,245)
Livestock	(15,233)
Metals	(7,922)
Softs	(33,251)

Total unrealized depreciation on open futures contracts	$(234,455)

Net unrealized appreciation on open futures contracts	$502,319 *

March 31, 2015
Assets
Forward Contracts
Currencies	$27,676
Metals	42,192

Total unrealized appreciation on open forward contracts	$69,868

Liabilities
Forward Contracts
Currencies	$(107,026)
Metals	(106,731)

Total unrealized depreciation on open forward contracts	$(213,757)

Net unrealized depreciation on open forward contracts	$(143,889)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

December 31, 2014
Assets
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

December 31, 2014
Assets
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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

Sector	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Currencies	$(194,681)	$(672,162)
Energy	(46,627)	(326,329)
Grains	(373,994)	1,570,464
Indices	502,438	(298,205)
Interest Rates U.S.	251,726	(161,766)
Interest Rates non-U.S.	582,521	426,834
Livestock	69,289	1,025,283
Metals	(36,730)	(630,001)
Softs	(244,826)	675,102

Total	$509,116 ***	$1,609,220 ***

***	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 5.9% to 16.1% of the Partnership’s/Master’s contracts are traded OTC.

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

Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange.

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master have credit risk and concentration risk, as MS&Co. or a MS&Co. affiliate was the sole counterparty or broker with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. the Partnership’s or the Master’s counterparty is an exchange or clearing organization.

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

Westport Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

7.	Subsequent Events:

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2015.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, Partnership capital decreased 0.3% from $26,064,640 to $25,995,055. This decrease was attributable to a net income of $32,376, coupled with the subscriptions of 464.1360 Redeemable Units totaling $556,330, which was partially offset by the redemptions of 550.5100 Redeemable Units totaling $658,291. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the three months ended March 31, 2015, the Master’s capital decreased 0.8% from $26,474,338 to $26,262,984. This decrease was attributable to a net income of $446,905, coupled with the subscriptions of $556,330, which was partially offset by the redemptions of $1,214,122 and distribution of interest income to feeder funds totaling $467. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Master record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital, as applicable.

Results of Operations

During the Partnership’s first quarter of 2015, the net asset value per unit increased 0.1% from $1,171.03 to $1,172.45 as compared to a increase of 2.6% in the first quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $509,116. Gains were primarily attributable to the Master’s trading of commodity futures in indices, livestock, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2014 of $1,262,816. Gains were primarily attributable to the Master’s trading of commodity futures in grains, non-U.S. interest rates, livestock and softs and were partially offset by losses in currencies, energy, U.S. interest rates, metals and indices.

The most significant gains were recorded in the global interest rate sector during January from long positions in U.S. fixed income futures as prices rose as tumbling oil prices crimped the outlook for inflation and fueled speculation the U.S. Federal Reserve may delay an interest-rate increase. Additional gains were experienced in the global interest rate sector during March from long positions in European fixed income futures as prices rose amid concern that Greece’s solvency will erode, boosting demand for the relative safety of government debt. Within the global stock index sector, gains were recorded primarily during February from long positions in European and Asian equity index futures as prices advanced after euro-area finance ministers reached a provisional deal to keep financial aid flowing to Greece for four more months if the nation meets conditions on economic reforms. Positive global macro-economic signals also spurred investor sentiment and boosted prices.

The Partnership’s gains for the quarter were partially offset by losses experienced within the agricultural sector during January and February from long positions in corn futures as prices declined amid a significantly larger-than-expected increase in domestic stockpiles, which was a result of a record crop in each of the past two years. Smaller losses were recorded from trading cocoa, soybean, wheat, and cotton futures. Within the currency sector, losses were incurred during January from long positions in the U.S. dollar versus the Swiss franc as the value of the Swiss franc soared against currencies globally after the Swiss National Bank abandoned its exchange-rate cap, which maintained a minimum exchange-rate for the Swiss franc against the euro. Additional losses were incurred during March from positions in the New Zealand dollar. Japanese yen, and Australian dollar. Within the energy sector, losses were incurred primarily during February from short positions in crude oil and its related products, particularly heating oil, as prices rallied on signs of higher demand and lower supply, including more bullish forecasts from both the Organization of the Petroleum Exporting Countries (“OPEC”) and the U.S. government. Within the metals sector, losses were incurred throughout the first quarter from positions in gold and silver futures as prices were volatile in reaction to various economic and geopolitical factors.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and the Master depend on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership/Master expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Master’s brokerage) account during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three months ended March 31, 2015 decreased by $1,174 as compared to the corresponding period in 2014. The decrease in interest income is primarily due to lower U.S.Treasury bill rates during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Masters’ accounts and upon interest rates over which the Partnership, the Master and MS&Co. have no control

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2015 decreased by $210,819 as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership/Master. Accordingly they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2015 decreased by $26,892 as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to an decrease in the number of trades during the three months ended March 31, 2015 as compared to the corresponding period in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2015 increased by $2,681, as compared to the corresponding period in 2014. The increase in management fees is due to higher average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2015 were $66,519. This is a new fee implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the Management Agreement. There were no incentive fees earned for the three months ended March 31, 2015 and 2014. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2015 and December 31, 2014. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, the Master’s total capitalization was $26,262,984. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of March 31, 2015 was as follows:

March 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$792,167	3.02%	$929,435	$178,351	$393,282
Energy	72,325	0.28%	102,658	11,788	58,089
Grains	111,650	0.43%	313,905	65,205	149,212
Indices	860,041	3.27%	920,945	208,148	688,877
Interest Rates U.S.	132,385	0.50%	179,905	35,585	117,205
Interest Rates Non-U.S.	546,865	2.08%	643,373	311,553	517,659
Livestock	54,615	0.21%	55,935	9,240	24,365
Metals	570,853	2.17%	585,045	149,627	321,183
Softs	117,081	0.45%	333,400	60,160	120,983

Total	3,257,982	12.41%

As of December 31, 2014, the Master’s total capitalization was $26,474,338. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, there were subscriptions of 464.1360 Redeemable Units totaling $556,330. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forward and commodity option contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015-January 31, 2015	223.9260	$1,202.93	N/A	N/A
February 1, 2015-February 28, 2015	204.0960	$1,201.95	N/A	N/A
March 1, 2015-March 31, 2015	122.4880	$1,172.45	N/A	N/A
	550.5100	$1,195.78

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.
**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Mine Safety Disclosures — Not Applicable

Item 5.	Other Information — None

Item 6.	Exhibits

3.1		Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

	(a)	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement, dated August 8, 2014 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 30, 2012, (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

	(j)	Certificate of Amendment to the Certificate of Limited Partnership dated as filed in the office of the Secretary of the State of New York August 7, 2013, (filed as Exhibit 3.2(i) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1		Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

	(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2		Form of Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

10.3		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4		Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

	(a)	Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.5		Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

	(a)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. for 2014, dated June 1, 2014 (filed as Exhibit 10.5(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.6		Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(a)	Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(b)	Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.6(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.7		Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	– Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	– Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 13, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: May 13, 2015