Form 10-Q
period 2015-06-30
WESTPORT FUTURES FUND L.P.
filed 2015-08-12
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes       No X

As of July 31, 2015, 19,487.5777 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2015	2014
Assets:
Investment in the Master(1), at fair value	$23,302,810	$26,474,464
Cash	75,516	5,730

Total assets	$23,378,326	$26,480,194

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$38,965	$44,135
Management fees	38,744	43,974
General Partner fees	19,372	21,987
Other	93,178	51,692
Redemptions payable to Limited Partners	274,600	253,766

Total liabilities	464,859	415,554

Partners’ Capital:
General Partner, 248.2379 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	269,237	290,694
Limited Partners, 20,878.0977 and 22,009.6377 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	22,644,230	25,773,946

Total partners’ capital	22,913,467	26,064,640

Total liabilities and partners’ capital	$23,378,326	$26,480,194

Net asset value per unit	$1,084.59	$1,171.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment Income:
Interest income allocated from Master	$376	$869	$843	$2,510

Total investment income	$376	$869	$843	$2,510
Expenses:
Expenses allocated from Master	56,091	103,125	118,769	193,215
Ongoing selling agent fees	122,637	199,910	256,365	544,457
Management fees	121,929	132,770	254,967	263,127
General Partner fees	60,964	—	127,483	—
Other	53,664	38,718	134,908	74,275

Total expenses	415,285	474,523	892,492	1,075,074

Net investment income (loss)	(414,909)	(473,654)	(891,649)	(1,072,564)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	$(1,617,525)	$775,614	$(602,577)	$1,609,324
Net change in unrealized gains (losses) on open contracts allocated from Master	114,223	630,497	(391,609)	1,059,603

Total trading results allocated from Master	(1,503,302)	1,406,111	(994,186)	2,668,927

Net income (loss)	(1,918,211)	932,457	(1,885,835)	1,596,363
Subscriptions - Limited Partners	88,000	140,624	644,330	754,624
Redemptions - Limited Partners	(1,251,377)	(1,631,679)	(1,909,668)	(2,281,873)

Net increase (decrease) in Partners’ Capital	(3,081,588)	(558,598)	(3,151,173)	69,114
Partners’ Capital, beginning of period	25,995,055	26,148,521	26,064,640	25,520,809

Partners’ Capital, end of period	$22,913,467	$25,589,923	$22,913,467	$25,589,923

Net asset value per unit (21,126.3356 and 23,891.5436 units outstanding at June 30, 2015 and 2014, respectively)	$1,084.59	$1,071.09	$1,084.59	$1,071.09

Net income (loss) per unit*	$(87.86)	$37.06	$(86.44)	$63.07

Weighted average units outstanding	21,869.8083	25,179.6446	22,063.8526	25,339.2481

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1.	Organization:

Westport Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interests in commodity pools. The Partnership may also engage in exchange for physical transactions. The sectors traded include U.S. and international markets for energy, currencies, interest rates, indices, agricultural products and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, through its investment in Rabar Master Fund L.P. (“the Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of June 30, 2015, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”). Effective December 1, 2012, Rabar replaced John W. Henry and Company Inc. (“JWH”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to JWH and/or Rabar as applicable.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2015.

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

As of June 30, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

June 30, 2015

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

Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3.0% to its current annual rate of 2.0%. As of the same date, the Partnership began paying a fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015, and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

In the financial highlights table, ongoing selling agent fees and clearing fees, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

As of June 30, 2015, and December 31, 2014, the Partnership owned 100% of the Master. The Partnership intends to continue to invest all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained by MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

Master’s Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at amortized cost which approximates fair value.

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Recent Accounting Pronouncement. In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

Net Income (Loss) Per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(68.88)	$55.87	$(46.04)	$105.37
Net investment loss	(18.98)	(18.81)	(40.40)	(42.30)

Increase (decrease) for the year	(87.86)	37.06	(86.44)	63.07
Net asset value per unit, beginning of period	1,172.45	1,034.03	1,171.03	1,008.02

Net asset value per unit, end of period	$1,084.59	$1,071.09	$1,084.59	$1,071.09

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment loss**	(6.8)%	(7.3)%	(7.1)%	(8.4)%

Operating expense	6.8%	7.3%	7.1%	8.4%
Incentive fees	—%	—%	—%	—%

Total expenses	6.8%	7.3%	7.1%	8.4%

Total return:
Total return before incentive fees	(7.5)%	3.6%	(7.4)%	6.3%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(7.5)%	3.6%	(7.4)%	6.3%

*	Annualized.
**	Interest income allocated from the Master less total expenses.

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

The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2015 and 2014 were 1,261 and 2,672, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2015 and 2014, were 1,361 and 2,438, respectively. The monthly average number of metal forward contracts traded by the Master during the three months ended June 30, 2015 and 2014 were 182 and 156, respectively. The monthly average number of metal forward contracts traded by the Master during the six months ended June 30, 2015 and 2014, were 143 and 163, respectively. The monthly average notional values of currency forward contracts held by the Master during the three months ended June 30, 2015 and 2014 were $17,019,623 and $7,977,818, respectively. The monthly average notional values of currency forward contracts held by the Master during the six months ended June 30, 2015 and 2014, were $16,799,196 and $9,134,983, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015, and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$673,472	$673,472	$—	$—
Forwards	132,166	59,665	72,501	—
U.S. Treasury bills	16,999,893	—	16,999,893	—

Total assets	$17,805,531	$733,137	$17,072,394	$—

Liabilities
Futures	$234,106	$234,106	$—	$—
Forwards	98,880	31,831	67,049	—

Total liabilities	332,986	265,937	67,049	—

Net fair value	$17,472,545	$467,200	$17,005,345	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Futures	$953,167	$953,167	$—	$—
Forwards	188,070	82,420	105,650	—

Total assets	$1,141,237	$1,035,587	$105,650	$—

Liabilities
Futures	$170,551	$170,551	$—	$—
Forwards	106,425	51,986	54,439	—

Total liabilities	276,976	222,537	54,439	—

Net fair value	$864,261	$813,050	$51,211	$—

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2015 and 2014, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $16,999,893 and $0 at June 30, 2015 and December 31, 2014, respectively)	$16,999,893	$—
Cash	3,990,048	23,468,773
Cash margin	1,882,055	2,188,244
Net unrealized appreciation on open futures contracts	439,366	782,616
Net unrealized appreciation on open forward contracts	33,286	81,645

Total assets	$23,344,648	$26,521,278

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	41,838	45,098
Clearing fees due to MS&Co.	—	1,842

Total liabilities	41,838	46,940

Partners’ Capital:
General Partner	—	—
Limited Partner	23,302,810	26,474,338

Total liabilities and Partners’ Capital	$23,344,648	$26,521,278

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	27	$(8,122)	(0.03)%
Energy	19	3,140	0.01
Grains	178	348,406	1.50
Indices	91	(102,591)	(0.44)
Interest Rates U.S.	127	20,748	0.09
Interest Rates Non-U.S.	362	(541)	0.00 *
Livestock	21	(43,860)	(0.19)
Softs	67	103,725	0.44

Total futures contracts purchased		320,905	1.38

Futures Contracts Sold
Currencies	49	93,458	0.40
Indices	2	1,269	0.01
Interest Rates U.S.	2	1,547	0.01
Interest Rates Non-U.S.	17	(4,691)	(0.02)
Livestock	20	720	0.00 *
Metals	127	53,021	0.23
Softs	81	(26,863)	(0.12)

Total futures contracts sold		118,461	0.51

Net unrealized appreciation on open futures contracts		439,366	1.89

Unrealized Appreciation on Open Forward Contracts
Currencies	$4,046,992	72,501	0.31
Metals	21	59,665	0.26

Total unrealized appreciation on open forward contracts		132,166	0.57

Unrealized Depreciation on Open Forward Contracts
Currencies	$4,554,883	(67,049)	(0.29)
Metals	27	(31,831)	(0.14)

Total unrealized depreciation on open forward contracts		(98,880)	(0.43)

Net unrealized appreciation on open forward contracts		33,286	0.14

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners' Capital
$17,000,000	9/24/2015	U.S. Treasury bills, 0.0025% (amortized cost of $16,999,893)	$16,999,893	72.95

Net fair value			$17,472,545	74.98%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Rabar Master Fund L. P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$376	$1,095	$843	$3,180

Total investment income	376	1,095	843	3,180

Expenses:
Clearing fees	32,781	80,378	62,876	152,789
Professional fees	23,310	22,747	55,893	40,426

Total expenses	56,091	103,125	118,769	193,215

Net investment income (loss)	(55,715)	(102,030)	(117,926)	(190,035)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,617,525)	977,468	(602,577)	2,038,496
Net change in unrealized gains (losses) on open contracts	114,223	793,605	(391,609)	1,341,797

Total trading results	(1,503,302)	1,771,073	(994,186)	3,380,293

Net income (loss)	(1,559,017)	1,669,043	(1,112,112)	3,190,258
Subscriptions	88,000	140,624	644,330	754,624
Redemptions	(1,488,781)	(1,403,612)	(2,702,903)	(3,477,572)
Distribution of interest income to feeder funds	(376)	(1,095)	(843)	(3,180)

Net increase (decrease) in Partners’ Capital	(2,960,174)	404,960	(3,171,528)	464,130
Partners’ Capital, beginning of period	26,262,984	33,628,506	26,474,338	33,569,336

Partners’ Capital, end of period	$23,302,810	$34,033,466	$23,302,810	$34,033,466

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2015 and December 31, 2014, respectively.

June 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$673,472	$(234,106)	$439,366	—	—	$439,366
Forwards	132,166	(98,880)	33,286	—	—	33,286

Total assets	$805,638	$(332,986)	$472,652	—	—	$472,652

Liabilities
Futures	$(234,106)	$234,106	$—			$—
Forwards	(98,880)	98,880	—	—	—	$—

Total liabilities	$(332,986)	$332,986	$—	—	—	$—

Net fair value						$472,652	*

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$953,167	$(170,551)	$782,616	—	—	$782,616
Forwards	188,070	(106,425)	81,645	—	—	$81,645

Total assets	$1,141,237	$(276,976)	$864,261	—	—	$864,261

Liabilities
Futures	$(170,551)	$170,551	$—	—	—	$—
Forwards	(106,425)	106,425	—	—	—	—

Total liabilities	$(276,976)	$276,976	$—	—	—	$—

Net fair value						$864,261	*

*	In the event of default by the Partnership, MS&Co., the sole counterparty to the Partnership’s derivative contracts, has the right to offset the Partnership’s obligation with the cash held by the Partnership, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Financial Highlights of the Master:

Ratios to average net assets for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment income (loss)**	(0.9)%	(1.2)%	(0.9)%	(1.1)%

Operating expenses	0.9%	1.2%	0.9%	1.2%

Total return	(6.0)%	5.1%	(4.5)%	10%

*	Annualized.
**	Interest income less total expenses.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2015, and December 31, 2014.

June 30, 2015
Assets
Futures Contracts
Currencies	$98,011
Energy	14,794
Grains	348,406
Indices	3,893
Interest Rates U.S.	25,580
Interest Rates Non-U.S.	15,567
Livestock	2,560
Metals	60,936
Softs	103,725

Total unrealized appreciation on open futures contracts	$673,472

Liabilities
Futures Contracts
Currencies	$(12,675)
Energy	(11,654)
Indices	(105,215)
Interest Rates U.S.	(3,285)
Interest Rates Non-U.S.	(20,799)
Livestock	(45,700)
Metals	(7,915)
Softs	(26,863)

Total unrealized depreciation on open futures contracts	$(234,106)

Net unrealized appreciation on open futures contracts	$439,366 *

June 30, 2015
Assets
Forward Contracts
Currencies	$72,501
Metals	59,665

Total unrealized appreciation on open forward contracts	$132,166

Liabilities
Forward Contracts
Currencies	$(67,049)
Metals	(31,831)

Total unrealized depreciation on open forward contracts	$(98,880)

Net unrealized appreciation on open forward contracts	$33,286 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

Westport Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
Sector	2015		2014	2015		2014
Currencies	$(125,714)		$(524,280)	$(320,394)		$(1,196,442)
Energy	(161,444)		194,751	(208,072)		(131,578)
Grains	302,962		(656,275)	(71,032)		914,189
Indices	(338,836)		618,175	163,602		319,970
Interest Rates U.S.	(152,478)		217,271	99,248		55,505
Interest Rates non-U.S.	(635,730)		738,648	(53,209)		1,165,482
Livestock	(59,542)		779,735	9,747		1,805,018
Metals	(373,167)		371,895	(409,897)		(258,106)
Softs	40,647		31,153	(204,179)		706,255

Total	$(1,503,302	)***	$1,771,073 ***	$(994,186	)***	$3,380,293 ***

***	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 10.8% to 20.9% of the Partnership’s/Master’s contracts are traded OTC.

The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

June 30, 2015

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

June 30, 2015

(Unaudited)

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no other subsequent events requiring adjustment of or disclosure in the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and U.S. Treasury bills at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2015.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, Partnership capital decreased 12.1% from $26,064,640 to $22,913,467. This decrease was attributable to a net loss of $1,885,835, coupled with the subscriptions of 539.6460 Redeemable Units totaling $644,330, which was partially offset by the redemptions of 1,671.1860 Redeemable Units totaling $1,909,668. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits if any.

For the six months ended June 30, 2015, the Master’s capital decreased 12.0% from $26,474,338 to $23,302,810. This decrease was attributable to a net loss of $1,112,112, coupled with the subscriptions of $644,330, which was partially offset by the redemptions of $2,702,903 and distribution of interest income to the feeder fund totaling $843. Future redemptions can impact the amount of fund available for investment in the Master in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per unit decreased 7.5% from $1,172.45 to $1,084.59 as compared to an increase of 3.6% in the second quarter of 2014. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $1,503,302. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, livestock, metals and U.S. and non-U.S. interest rates and were partially offset by gains in grains and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $1,406,111. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, indices, livestock, metals and softs and were partially offset by losses in currencies and grains.

The most significant losses were incurred within the global interest rate markets during May and June from long positions in European and U.S. fixed income futures as prices retreated amid growing investor concern over Greece’s debt crisis. Additional losses were experienced during April from long positions in European fixed income futures as prices declined on speculation that gains triggered by European Central Bank bond purchases were overdone. Within the metals sector, losses were incurred primarily during May from long positions in copper, zinc and lead futures as industrial metals prices declined on concern that demand will slow in China and the U.S. Additional losses were incurred during April from positions in gold futures. Within the global stock index sector, losses were incurred primarily during June from long positions in European and U.S. equity index futures as prices declined as concerns over Greece’s latest effort to avoid a default weighed on global financial markets. Within the energy sector, losses were experienced throughout the second quarter from positions in natural gas futures as prices moved without consistent direction. Additional losses were incurred from gasoil and heating oil futures positions. Within the currency sector, losses were incurred primarily during April from short positions in the euro versus the U.S. dollar as the value of the euro advanced following stronger-than-expected European economic data. The Partnership’s losses for the quarter were partially offset by gains experienced within the agricultural sector primarily during June from long positions in soybean, corn, and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage.

        During the Partnership’s six months ended of 2015, the net asset value per unit decreased 7.4% from $1,171.03 to $1,084.59 as compared to an increase of 6.3% during the six months ended June 30, 2014. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2015 of $994,186. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs, and non-U.S. interest rates and were partially offset by gains in indices, livestock and U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2014 of $2,668,927. Gains were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates, indices, livestock and softs and were partially offset by gains in currencies, energy and metals.

The most significant losses were experienced in the metals sector during May from long positions in zinc and lead futures as industrial metals prices declined on concern that demand will slow in China and the U.S. Additional losses were incurred during April from positions in gold and silver futures. Within the currency sector, losses were incurred primarily during April from short positions in the euro versus the U.S. dollar as the value of the euro advanced following stronger-than-expected European economic data. Additional losses were incurred in January from short positions in the Swiss franc as the value of the Swiss franc soared against currencies globally after the Swiss National Bank abandoned its exchange-rate cap, which had previously maintained a minimum exchange-rate for the Swiss franc against the euro. Within the agricultural sector, losses were recorded during January and February from long positions in corn futures as prices declined amid a significantly larger-than-expected increase in domestic stockpiles, which was a result of a record crop in each of the past two years. Smaller losses were recorded from trading cocoa, wheat, and cotton futures. Within the energy markets, losses were incurred during February from short positions in crude oil and its related products, particularly heating oil, as prices rallied on signs of higher demand and lower supply, including more bullish forecasts from both the Organization of the Petroleum Exporting Countries (“OPEC”) and the U.S. government. The Partnership’s losses for the first six months of the year were partially offset by gains recorded in the global stock index sector primarily during January and February from long positions in Asian and European equity index futures as prices advanced after euro-area finance ministers reached a provisional deal to keep financial aid flowing to Greece. Additional gains in this sector were recorded during April from positions in Asian equity indices.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Master’s brokerage) account during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three and six months ended June 30, 2015 decreased by $493 and $1,667, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower U.S.Treasury bill rates during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Masters’ accounts and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $77,273 and $288,092, respectively, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2015 decreased by $10,841 and $8,160, respectively, as compared to the corresponding period in 2014. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2015 were $60,964 and $127,483. This is a new fee implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the Management Agreement. There were no incentive fees earned for the three and six months ended June 30, 2015 and 2014. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2015 and December 31, 2014. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, the Master’s total capitalization was $23,302,810. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of June 30, 2015 was as follows:

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$384,182	1.65%	$903,712	$384,182	$547,382
Energy	84,673	0.36%	141,570	21,435	94,307
Grains	268,950	1.15%	22,440	9,259	119,790
Indices	351,980	1.51%	900,483	351,981	547,254
Interest Rates U.S.	72,226	0.31%	175,093	25,410	88,453
Interest Rates Non-U.S.	179,492	0.77%	602,062	80,303	281,497
Livestock	59,895	0.26%	99,495	29,535	60,170
Metals	356,262	1.53%	126,877	63,800	274,539
Softs	124,395	0.53%	181,374	53,277	128,299

Total	1,882,055	8.07%

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment

Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Form 10-K for the fiscal year ended December 31, 2014, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2015, there were subscriptions of 75.5100 Redeemable Units totaling $88,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forward and commodity option contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015-April 30, 2015	241.0350	$1,124.85	N/A	N/A
May 1, 2015-May 31, 2015	626.4580	$1,126.41	N/A	N/A
June 1, 2015-June 30, 2015	253.1830	$1,084.59	N/A	N/A
	1,120.6760	$1,116.63

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.
**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Mine Safety Disclosures — Not Applicable

Item 5.	Other Information — None

Item 6.	Exhibits

3.1		Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

	(a)	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement, dated August 8, 2014 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated March 21, 1997 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

	(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated October 1, 1999 (filed as Exhibit 3.2(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Certificate of Change of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, effective January 31, 2000 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(d) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2(h) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(i)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 30, 2012, (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

	(j)	Certificate of Amendment to the Certificate of Limited Partnership dated as filed in the office of the Secretary of the State of New York August 7, 2013, (filed as Exhibit 3.2(i) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1		Form of Customer Agreement between the Partnership and Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 10, 1997 and incorporated herein by reference).

	(a)	Amendment No. 1 to the Customer Agreement, dated March 1, 2000 (filed as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.2		Form of Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

10.3		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.4		Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

	(a)	Amendment No. 5 to the Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.5		Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

	(a)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. for 2014, dated June 1, 2014 (filed as Exhibit 10.5(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.6		Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(a)	Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(b)	Letter amending the Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.6(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.7		Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.8		Master Service Agreement by and among the Partnership, the General Partner and SS&C Technology, Inc. (filed as exhibit 10.1 to the Current Report on Form 8-K filed on August 6th, 2015 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	– Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	– Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	– Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	– Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 12, 2015