Form 10-Q
period 2015-09-30
WESTPORT FUTURES FUND L.P.
filed 2015-11-12
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes      No X

As of October 31, 2015, 19,786.9667 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:

Investment in the Master(1) , at fair value	$21,469,862	$26,474,464
Cash	79,527	5,730

Total assets	$21,549,389	$26,480,194

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$35,916	$44,135
Management fees	35,693	43,974
General Partner fees	17,847	21,987
Other	97,675	51,692
Redemptions payable to Limited Partners	235,991	253,766

Total liabilities	423,122	415,554

Partners’ Capital:
General Partner, 248.2379 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	257,019	290,694
Limited Partners, 20,156.2647 and 22,009.6377 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	20,869,248	25,773,946

Total partners’ capital	21,126,267	26,064,640

Total liabilities and partners’ capital	$21,549,389	$26,480,194

Net asset value per unit	$1,035.37	$1,171.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment Income:
Interest income allocated from Master	$254	$652	$1,097	$3,162

Expenses:
Expenses allocated from Master	53,622	80,801	172,391	233,564
Ongoing selling agent fees	110,780	198,214	367,145	742,671
Management fees	110,053	131,539	365,020	394,666
General Partner fees	55,026	-	182,509	-
Other	65,505	66,752	200,413	181,479

Total expenses	394,986	477,306	1,287,478	1,552,380

Net investment income (loss)	(394,732)	(476,654)	(1,286,381)	(1,549,218)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(647,055)	2,764,263	(1,249,632)	4,373,587
Net change in unrealized gains (losses) on open contracts allocated from Master	76	(1,167,970)	(391,533)	(108,367)

Total trading results allocated from Master	(646,979)	1,596,293	(1,641,165)	4,265,220

Net income (loss)	(1,041,711)	1,119,639	(2,927,546)	2,716,002
Subscriptions - Limited Partners	1,479,000	1,463,592	2,123,330	2,218,216
Redemptions - Limited Partners	(2,224,489)	(2,008,722)	(4,134,157)	(4,290,595)
Redemptions - General Partner	-	(65,700)	-	(65,700)

Net increase (decrease) in Partners’ Capital	(1,787,200)	508,809	(4,938,373)	577,923
Partners’ Capital, beginning of period	22,913,467	25,589,923	26,064,640	25,520,809

Partners’ Capital, end of period	$21,126,267	$26,098,732	$21,126,267	$26,098,732

Net asset value per unit (20,404.5026 and 23,377.8396 units outstanding at September 30, 2015 and 2014, respectively)	$1,035.37	$1,116.39	$1,035.37	$1,116.39

Net income (loss) per unit*	$(49.22)	$45.30	$(135.66)	$108.37

Weighted average units outstanding	20,954.0376	24,225.7206	21,693.9143	24,968.0723

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

1.	Organization:

Westport Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 21, 1997 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interests in commodity pools. The Partnership may also engage in exchange for physical transactions. The sectors traded include U.S. and international markets for energy, currencies, interest rates, indices, agricultural products and metals. The Partnership commenced trading on August 1, 1997. The commodity interests that are traded by the Partnership, through its investment in Rabar Master Fund L.P. (“the Master”), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2015, all trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar”). Effective December 1, 2012, Rabar replaced John W. Henry and Company Inc. (“JWH”) as the Partnership’s sole trading advisor. References in this report to the “Advisor” refers to JWH and/or Rabar as applicable.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2015.

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

As of September 30, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant.

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

September 30, 2015

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

Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3.0% to its current annual rate of 2.0%. As of the same date, the Partnership began paying a fee to the General Partner (formerly, the administrative fee) at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator are allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2015, and 2014. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights of the Partnership and the Master, the ongoing selling agent fees and clearing fees of the Partnership and the clearing fees of the Master, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as footnotes to the financial highlights tables.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

As of September 30, 2015, and December 31, 2014, the Partnership owned 100% of the Master. The Partnership intends to continue to invest all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained by MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodities trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment:  The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, “Fair Value Measurements.”

Master’s Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $47,571 and $36,858 as of September 30, 2015 and December 31, 2014, respectively. The cost of foreign currencies was $47,916 as of September 30, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materially different from the fair value as of December 31, 2014.

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

September 30, 2015

(Unaudited)

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

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2015 and 2014, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$19,222,208	$23,468,773
Cash margin	1,812,073	2,188,244
Net unrealized appreciation on open futures contracts	421,798	782,616
Net unrealized appreciation on open forward contracts	50,930	81,645

Total assets	$21,507,009	$26,521,278

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$37,166	$45,098
Clearing fees due to MS&Co.	-	1,842

Total liabilities	37,166	46,940

Partners’ Capital:
General Partner	-	-
Limited Partner	21,469,843	26,474,338

Total liabilities and partners’ capital	$21,507,009	$26,521,278

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Rabar Master Fund L. P.

Condensed Schedule of Investments

September 30, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	13	$1,547	0.01%
Energy	3	(7,336)	(0.03)
Grains	74	5,410	0.03
Interest Rates U.S.	77	83,055	0.39
Interest Rates Non-U.S.	606	101,642	0.47
Livestock	15	34,210	0.16
Metals	1	(1,710)	(0.01)
Softs	28	(28,690)	(0.13)

Total futures contracts purchased		188,128	0.89

Futures Contracts Sold
Currencies	86	(22,549)	(0.11)
Energy	36	37,420	0.17
Indices	33	32,630	0.15
Interest Rates Non-U.S.	14	(1,231)	(0.01)
Livestock	29	110,815	0.52
Metals	52	60,749	0.28
Softs	59	15,836	0.07

Total futures contracts sold		233,670	1.07

Net unrealized appreciation on open futures contracts		421,798	1.96

Unrealized Appreciation on Open Forward Contracts
Currencies	$3,146,278	42,866	0.20
Metals	31	66,687	0.31

Total unrealized appreciation on open forward contracts		109,553	0.51

Unrealized Depreciation on Open Forward Contracts
Currencies	$3,140,757	(45,493)	(0.21)
Metals	6	(13,130)	(0.06)

Total unrealized depreciation on open forward contracts		(58,623)	(0.27)

Net unrealized appreciation on open forward contracts		50,930	0.24

Net fair value		$472,728	2.20%

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Rabar Master Fund L. P.

Condensed Schedule of Investments

December 31, 2014

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	4	$6,820	0.03%
Grains	105	(58,577)	(0.22)
Indices	82	37,197	0.14
Interest Rates U.S.	72	15,983	0.06
Interest Rates Non-U.S.	719	409,148	1.54
Livestock	13	1,963	0.01
Metals	63	(7,858)	(0.03)
Softs	73	(29,560)	(0.11)

Total futures contracts purchased		375,116	1.42

Futures Contracts Sold
Currencies	41	45,500	0.17
Energy	23	173,291	0.66
Interest Rates U.S.	13	(353)	0.00	*
Livestock	6	310	0.00	*
Metals	21	24,095	0.09
Softs	218	164,657	0.62

Total futures contracts sold		407,500	1.54

Net unrealized appreciation on open futures contracts		782,616	2.96

Unrealized Appreciation on Open Forward Contracts
Currencies	$5,104,227	105,650	0.40
Metals	34	82,420	0.31

Total unrealized appreciation on open forward contracts		188,070	0.71

Unrealized Depreciation on Open Forward Contracts
Currencies	$4,751,703	(54,439)	(0.21)
Metals	12	(51,986)	(0.20)

Total unrealized depreciation on open forward contracts		(106,425)	(0.41)

Net unrealized appreciation on open forward contracts		81,645	0.30

Net fair value		$864,261	3.26%

*  Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Rabar Master Fund L. P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$254	$810	$1,097	$3,990

Expenses:
Clearing fees	30,595	68,030	93,471	220,819
Professional fees	23,027	30,184	78,920	70,610

Total expenses	53,622	98,214	172,391	291,429

Net investment income (loss)	(53,368)	(97,404)	(171,294)	(287,439)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(647,055)	3,245,496	(1,249,632)	5,283,992
Net change in unrealized gains (losses) on open contracts	76	(1,360,087)	(391,533)	(18,290)

Total trading results	(646,979)	1,885,409	(1,641,165)	5,265,702

Net income (loss)	(700,347)	1,788,005	(1,812,459)	4,978,263
Subscriptions	1,479,000	1,463,592	2,123,330	2,218,216
Redemptions	(2,611,473)	(9,188,282)	(5,314,376)	(12,665,854)
Distribution of interest income to feeder funds	(147)	(810)	(990)	(3,990)

Net increase (decrease) in Partners’ Capital	(1,832,967)	(5,937,495)	(5,004,495)	(5,473,365)
Partners’ Capital, beginning of period	23,302,810	34,033,466	26,474,338	33,569,336

Partners’ Capital, end of period	$21,469,843	$28,095,971	$21,469,843	$28,095,971

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(30.37)	$64.97	$(76.41)	$170.35
Net investment loss	(18.85)	(19.67)	(59.25)	(61.98)

Increase (decrease) for the period	(49.22)	45.30	(135.66)	108.37
Net asset value per unit, beginning of period	1,084.59	1,071.09	1,171.03	1,008.02

Net asset value per unit, end of period	$1,035.37	$1,116.39	$1,035.37	$1,116.39

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2015	2014	2015	2014
Ratio to average net assets:*
Net investment loss**	(7.2)%	(7.4)%	(7.2)%	(8.1)%
Operating expenses	7.2%	7.4%	7.2%	8.1%
Incentive fees	-%	-%	-%	-%

Total expenses	7.2%	7.4%	7.2%	8.1%

Total return:
Total return before incentive fees	(4.5)%	4.2%	(11.6)%	10.8%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(4.5)%	4.2%	(11.6)%	10.8%

*	Annualized.
**	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

Financial Highlights of the Master:

Ratios to average net assets for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ratio to average net assets:*
Net investment income (loss)**	(0.9)%	(1.2)%	(0.9)%	(1.2)%

Operating expenses	1.0%	1.2%	0.9%	1.2%

Total return	(3.0)%	5.7%	(7.4)%	16.3%

*	Annualized.
**	Interest income less total expenses.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

The customer agreement among the Partnership, the Master and MS&Co. gives each of the Partnership and the Master, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet” have been met.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2015 and 2014 were 1,071 and 2,105, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2015 and 2014, were 1,264 and 2,327, respectively. The monthly average number of metal forward contracts traded by the Master during the three months ended September 30, 2015 and 2014 were 60 and 198, respectively. The monthly average number of metal forward contracts traded by the Master during the nine months ended September 30, 2015 and 2014, were 115 and 174, respectively. The monthly average notional values of currency forward contracts held by the Master during the three months ended September 30, 2015 and 2014 were $15,674,550 and $23,105,394, respectively. The monthly average notional values of currency forward contracts held by the Master during the nine months ended September 30, 2015 and 2014, were $16,424,314 and $13,791,786, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2015 and December 31, 2014, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2015	Gross Amounts Recognized			Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$539,489	$(117,691)	$421,798	$-	$-	$421,798
Forwards	109,553	(58,623)	50,930	-	-	50,930

Total assets	$649,042	$(176,314)	$472,728	$-	$-	$472,728

Liabilities
Futures	$(117,691)	$117,691	$-	$-	$-	$-
Forwards	(58,623)	58,623	-	-	-	-

Total liabilities	$(176,314)	$176,314	$-	$-	$-	$-

Net fair value						$472,728	*

		Gross Amounts Offset in the Statements of	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$953,167	$(170,551)	$782,616	$-	$-	$782,616
Forwards	188,070	(106,425)	81,645	-	-	81,645

Total assets	$1,141,237	$(276,976)	$864,261	$-	$-	$864,261

Liabilities
Futures	$(170,551)	$170,551	$-	$-	$-	$-
Forwards	(106,425)	106,425	-	-	-	-

Total liabilities	$(276,976)	$276,976	$-	$-	$-	$-

Net fair value						$864,261	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2015, and December 31, 2014.

	September 30, 2015
Assets
Futures Contracts
Currencies	$17,376
Energy	37,420
Grains	11,853
Indices	35,671
Interest Rates U.S.	83,055
Interest Rates Non-U.S.	114,867
Livestock	145,025
Metals	66,677
Softs	27,545

Total unrealized appreciation on open futures contracts	$539,489

Liabilities
Futures Contracts
Currencies	$(38,378)
Energy	(7,336)
Grains	(6,443)
Indices	(3,041)
Interest Rates Non-U.S.	(14,456)
Metals	(7,638)
Softs	(40,399)

Total unrealized depreciation on open futures contracts	$(117,691)

Net unrealized appreciation on open futures contracts	$421,798	*

	September 30, 2015
Assets
Forward Contracts
Currencies	$42,866
Metals	66,687

Total unrealized appreciation on open forward contracts	$109,553

Liabilities
Forward Contracts
Currencies	$(45,493)
Metals	(13,130)

Total unrealized depreciation on open forward contracts	$(58,623)

Net unrealized appreciation on open forward contracts	$50,930	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

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

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following table indicates Master’s the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Sector
Currencies	$(79,748)		$1,283,039		$(400,142)		$86,597
Energy	(144,491)		69,257		(352,563)		(62,321)
Grains	(461,072)		(303,408)		(532,104)		610,781
Indices	(636,041)		3,963		(472,439)		323,933
Interest Rates U.S.	91,921		(241,058)		191,169		(185,553)
Interest Rates Non-U.S.	146,522		503,300		93,313		1,668,782
Livestock	125,710		1,958		135,457		1,806,976
Metals	407,059		(318,489)		(2,838)		(576,595)
Softs	(96,839)		886,847		(301,018)		1,593,102

Total	$(646,979)	***	$1,885,409	***	$(1,641,165)	***	$5,265,702	***

***	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

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

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015, and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$539,489	$539,489	$-	$-
Forwards	109,553	66,687	42,866	-

Total assets	$649,042	$606,176	$42,866	$-

Liabilities
Futures	$117,691	$117,691	$-	$-
Forwards	58,623	13,130	45,493	-

Total liabilities	176,314	130,821	45,493	-

Net fair value	$472,728	$475,355	$(2,627)	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Futures	$953,167	$953,167	$-	$-
Forwards	188,070	82,420	105,650	-

Total assets	$1,141,237	$1,035,587	$105,650	$-

Liabilities
Futures	$170,551	$170,551	$-	$-
Forwards	106,425	51,986	54,439	-

Total Liabilities	276,976	222,537	54,439	$-

Net fair value	$864,261	$813,050	$51,211	$-

Westport Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 10.7% to 24.1% of the Partnership’s/Master’s contracts are traded OTC.

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

Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Master’s Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2015

(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. Each of the Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. the Partnership’s or the Master’s counterparty is an exchange or clearing organization.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in its trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and U.S. Treasury bills at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, Partnership capital decreased 18.9% from $26,064,640 to $21,126,267. This decrease was attributable to a net loss of $2,927,546, coupled with the redemptions of 3,760.5490 Redeemable Units totaling $4,134,157, which was partially offset by the subscriptions of 1,907.1760 Redeemable Units totaling $2,123,330. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions and distributions of profits, if any.

For the nine months ended September 30, 2015, the Master’s capital decreased 18.9% from $26,474,338 to $21,469,843. This decrease was attributable to a net loss of $1,812,459, coupled with the redemptions of $5,314,376, which was partially offset by the subscriptions of $2,123,330 and distribution of interest income to the feeder fund totaling $990. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per unit decreased 4.5% from $1,084.59 to $1,035.37 as compared to an increase of 4.2% in the third quarter of 2014. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2015 of $646,979. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, and softs, and were partially offset by gains in livestock, metals, and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $1,596,293. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, non-U.S. interest rates, indices, livestock, and softs and were partially offset by losses in grains, U.S. interest rates and metals.

The most significant losses were incurred in the global stock index sector during July and August from long positions in U.S., European, and Pacific Rim equity index futures as prices declined amid continuing concerns that China’s slowdown will weigh on the global economy. Within the agricultural sector, losses were incurred during July and August from long positions in soybeans, corn, and wheat futures as prices declined amid concerns that China’s slowing economy would dampen demand for the commodities, even as favorable weather continued to bolster domestic supplies. Within the energy sector, losses were incurred during July from long positions in crude oil and its related products as prices declined as record production in the U.S. and Middle East indicated the global supply glut would continue to grow. Within the currency sector, losses were incurred primarily during September from long positions in the British pound versus the U.S. dollar after the relative value of the dollar fell as uncertainty over the U.S. Federal Reserve’s actions grew early in the month. The Partnership’s trading losses during the third quarter were partially offset by trading gains within the metals sector, primarily during July, from short positions in gold futures as prices declined as signs of further progress in the U.S. labor market boosted the case for the U.S. Federal Reserve to raise interest rates. Additional gains in this sector during the quarter were experienced from platinum, copper, and zinc futures positions. Within the global interest rate sector, gains were experienced primarily during September from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open Market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting.

During the Partnership’s nine months ended of 2015, the net asset value per unit decreased 11.6% from $1,171.03 to $1,035.37 as compared to an increase of 10.8% during the nine months ended September 30, 2014. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2015 of $1,641,165. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices and softs and were partially offset by gains in livestock, metals, and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2014 of $4,265,220. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, non-U.S. interest rates, indices, livestock and softs and were partially offset by losses in U.S. interest rates, energy and metals.

The most significant losses were experienced in the agricultural sector during July and August from long positions in soybeans, corn, and wheat futures as prices declined amid concerns that China’s slowing economy would dampen demand for the commodities, even as favorable weather continued to bolster domestic supplies. Within the global stock index sector, losses were incurred primarily during June and August from long positions in U.S. and European equity index futures as prices declined amid continuing concerns that China’s slowdown will weigh on the global economy. Within the currency sector, losses were incurred in January from short positions in the Swiss franc as the value of the Swiss franc soared against currencies globally after the Swiss National Bank abandoned its exchange-rate cap, which had previously maintained a minimum exchange-rate for the Swiss franc against the euro. Within the energy markets, losses were incurred during February from short positions in crude oil and its related products, particularly heating oil, as prices rallied on signs of higher demand and lower supply, including more bullish forecasts from both the Organization of the Petroleum Exporting Countries (“OPEC”) and the U.S. government. Additional losses in this sector were recorded during July and August from long positions in crude oil and its related products. The Partnership’s losses for the first nine months of the year were partially offset by gains recorded in the global interest rate sector, primarily during January, from long positions in U.S. fixed income futures as prices rose as continued weakness in energy prices kept fears of higher inflation at bay, while ongoing concerns about the global economic outlook increased the likelihood that the U.S. Federal Reserve would maintain interest rates at current levels. Additional gains were experienced during July and September from long positions in U.S. and European global interest rates. Within the metals sector, gains were experienced during January and July from short futures positions in base metals as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and the Master depend on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership and Master expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Master’s brokerage) account during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills purchased will be retained by the Fund. Interest income for the three and nine months ended September 30, 2015 decreased by $398 and $2,065, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower U.S.Treasury bill rates during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s accounts and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $87,434 and $375,526, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 decreased by $21,486 and $29,646, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2015 were $55,026 and $182,509, respectively. This is a new fee implemented by the Partnership effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the Management Agreement. There were no incentive fees earned for the three and nine months ended September 30, 2015 and 2014. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Master rapidly acquires and liquidates both long and short contracts in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of their future results.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2015 and December 31, 2014. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2014.

As of September 30, 2015, the Master’s total capitalization was $21,469,843. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of September 30, 2015 was as follows:

September 30, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$456,996	2.13%	$821,107	$287,804	$503,490
Energy	91,872	0.43%	330,550	5,280	38,456
Grains	101,145	0.47%	303,655	22,275	93,225
Indices	164,403	0.76%	590,584	63,010	222,931
Interest Rates U.S.	145,090	0.68%	150,068	51,352	119,680
Interest Rates Non-U.S.	411,271	1.92%	503,962	157,039	349,033
Livestock	54,549	0.25%	71,280	20,460	46,145
Metals	199,810	0.93%	427,548	153,415	247,691
Softs	118,966	0.55%	144,667	56,320	96,153

Total	$1,744,102	8.12%

*	Average of month-end Values at Risk

As of December 31, 2014, the Master’s total capitalization was $26,474,338. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$378,162	1.44%	$1,665,693	$213,062	$875,213
Energy	96,910	0.37%	889,405	60,555	340,765
Grains	181,355	0.68%	1,054,748	2,200	356,118
Indices	208,147	0.79%	2,019,814	7,319	916,589
Interest Rates U.S.	89,100	0.33%	310,521	24,831	168,398
Interest Rates Non-U.S.	602,723	2.27%	870,364	159,059	646,137
Livestock	29,700	0.11%	316,373	16,830	112,471
Metals	269,105	1.02%	1,856,496	115,134	650,333
Softs	333,042	1.26%	442,950	41,483	225,595

Total	$2,188,244	8.27%

*	Annual average of month-end Values at Risk

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Form 10-K for the fiscal year ended December 31, 2014, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, there were subscriptions of 1,367.5300 Redeemable Units totaling $1,479,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forward and commodity option contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	1,417.2580	$1,081.45	N/A	N/A
August 1, 2015 - August 31, 2015	444.1760	$1,026.18	N/A	N/A
September 1, 2015 - September 30, 2015	227.9290	$1,035.37	N/A	N/A
	2,089.3630	$1,064.67

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

	(a)	U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co. effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.8

Amended & Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6th, 2015 and incorporated herein by reference).

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

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 12, 2015