Form 10-K
period 2015-12-31
WESTPORT FUTURES FUND L.P.
filed 2016-03-28
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

Limited Partnership Redeemable Units with an aggregate value of $22,644,230 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 17,850.6517 Limited Partnership Redeemable Units were outstanding,

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General development of business. Westport Futures Fund L.P., (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on March 21, 1997, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interests in commodity pools. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading on August 1, 1997. The commodity interests that are indirectly traded by the Partnership, through its investment in Rabar Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. A Registration Statement on Form S-1 relating to the public offering became effective on May 30, 1997 (the commencement of the offering period). Beginning May 30, 1997, 120,000 redeemable units of limited partnership interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between May 30, 1997 and July 31, 1997, 40,035 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $404,000 to the Partnership’s trading account on August 1, 1997 when the Partnership commenced trading. The public offering of Redeemable Units terminated on February 1, 1998. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 32, under “Item 8. Financial Statements and Supplementary Data”.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. All trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar” or the “Advisor”).

During the years ended December 31, 2015 and 2014, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profit, if any, net of distributions or redemptions and losses of any.

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

On December 1, 2012, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $31,143,887. The Master permits accounts managed now and in the future by Rabar using the Diversified Program, a proprietary, systematic trading program to invest together in one trading vehicle. The General Partner is also the general partner of the Master. The Master’s commodity broker is MS&Co. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

A description of the trading activities and focus of the Advisor is included on page 13, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Master’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During a prior period included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

All clearing fees (defined below) are borne by the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also charged directly at the Partnership Level. All other fees are charged at the Partnership level.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2015 and 2014, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner administers the business and affairs of the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly General Partner fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/12 of 1 (1% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating the General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

Effective December 1, 2012, the General Partner and the Partnership entered into a management agreement with the Advisor, a registered commodity trading advisor (the “Management Agreement”). The Advisor is not affiliated with the General Partner or MS&Co. and CGM and is not responsible for the organization or operation of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Advisor for the Partnership. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon 30 days’ notice by either party.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 11/24 or 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 1/12 of 5.25% (5.25% per year) of Month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees, were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportional share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30 day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.25% per year of the month-end Net Assets of the Partnership. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 3.0% per year of the month-end Net Assets of the Partnership. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to 2.0% per year of the month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the General Partner fee, the incentive fee accrued, other expenses and any redemptions or distributions as of the end of such month.

Generally, a limited partner in the Master withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master. However, a limited partner in the Master may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

(b) Financial information about segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2015 was $18,153,600.

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

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership achieving positive returns and such returns being independent of stock and bond market returns.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, (the Commodity Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or swap execution facility to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2016 was 485.

(c)	Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2015, there were subscriptions of 1,907.1760 Redeemable Units totaling $2,123,330. For the twelve months ended December 31, 2014, there were subscriptions of 2,365.5570 Redeemable Units totaling $2,518,092. For the twelve months ended December 31, 2013, there were subscriptions of 2,997.5130 Redeemable Units totaling $3,130,122.

The Redeemable Units were issued in reliance upon applicable exceptions from registration under section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and section 506 of Regulation D promulgated there under. The Redeemable units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable units were purchased by accredited investors in a private offering.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, forward and commodity option contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	369.2980	$1,000.88	N/A	N/A
November 1, 2015 - November 30, 2015	185.6560	$1,024.90	N/A	N/A
December 1, 2015 - December 31, 2015	973.0730	$961.71	N/A	N/A
	1,528.0270	$978.85

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

**	Redemptions of Redeemable Units are affected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets as of December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$(2,777,630)	$6,025,629	$408,358	$(11,437,864)	$(3,401,678)
Total investment income	1,235	3,888	8,290	20,427	17,724
Total expenses	(1,628,102)	(2,052,819)	(2,574,522)	(3,536,397)	(5,108,081)

Net income (loss)	$(4,404,497)	$3,976,698	$(2,157,874)	$(14,953,834)	$(8,492,035)

Increase (decrease) in net asset value per Redeemable Unit	$(209.32)	$163.01	$(77.42)	$(430.78)	$(224.83)

Net asset value per Redeemable Unit	$961.71	$1,171.03	$1,008.02	$1,085.44	$1,516.22

Total assets	$19,292,079	$26,480,194	$26,107,154	$31,215,455	$56,931,451

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

The General Partner manages all business of the Partnership and the Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership and the Master, the General Partner considered, among other things, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership/Master.

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

(a) Liquidity.

The Partnership does not engage in the sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in its trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and U.S. Treasury bills at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)

The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)

The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)

The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)

The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)

The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)

The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2015, through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 8.5%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership and the Master are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap, and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 5.9% to 24.1% of the Partnership’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. During the reporting periods and prior periods, credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s and the Master’s counterparty was an exchange or clearing organization. The Partnership and the Master remain subject to such risks with respect to MS&Co.

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

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures and swaps trading, the Partnership/Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2015, there were subscriptions of 1,907.1760 Redeemable Units totaling $2,123,330. For the year ended December 31, 2014, there were subscriptions of 2,365.5570 Redeemable Units totaling $2,518,092. For the year ended December 31, 2013, there were subscriptions of 2,997.5130 Redeemable Units totaling $3,130,122.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2015, 5,288.5760 Redeemable Units were redeemed totaling $5,629,873. For the year ended December 31, 2014, 5,366.5700 Redeemable Units were redeemed totaling $5,885,259 and 58.8500 General Partner Redeemable Units were redeemed totaling $65,700. For the year ended December 31, 2013, 5,517.5370 Redeemable Units were redeemed totaling $5,668,405 and 93.0000 General Partner Redeemable Units were redeemed totaling $100,128.

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

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 17.9% from $1,171.03 to $961.71. For the year ended December 31, 2014, the net asset value per Redeemable Unit increased 16.2% from $1,008.02 to $1,171.03. For the year ended December 31, 2013, the net asset value per unit decreased 7.1% from $1,085.44 to $1,008.02.

The Partnership experienced a net trading loss (before fees and expenses) in the year ended December 31, 2015 of $2,777,630. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, softs, indices and non-U.S. interest rates and were partially offset by gains in U.S. interest rates and metals. The net trading gains or losses realized from the Partnership and the Master are disclosed on page 31 under “Item 8 Financial Statements and Supplementary Data”.

The most significant losses were experienced in the agricultural sector during July and August from long positions in soybeans, corn, and wheat futures as prices declined amid concerns that China’s slowing economy would dampen demand for the commodities, even as favorable weather continued to bolster domestic supplies. Losses in this sector were also incurred during October from short positions in cattle futures. Within the global stock index sector, losses were incurred primarily during June, August, and December from long positions in U.S. and European equity index futures as prices declined amid continuing concerns that China’s slowdown will weigh on the global economy. Within the currency sector, losses were incurred primarily during April from short positions in the British pound and Japanese yen versus the U.S. dollar as the value of the U.S. dollar declined as fears over a hard landing in China and its impact on global growth outlook pushed back expectations for a U.S. Federal Reserve rate hike at the September FOMC meeting. During December, additional currency losses were incurred from short positions in the Japanese yen as its value rallied against the U.S. dollar after the Bank of Japan modified its program of quantitative easing. Within the energy markets, losses were incurred during February from short positions in crude oil and its related products, particularly heating oil, as prices rallied on signs of higher demand and lower supply, including more bullish forecasts from both the Organization of the Petroleum Exporting Countries (“OPEC”) and the U.S. government. Additional losses in this sector were recorded during July and August from long positions in crude oil and its related products. Within the global interest rate sector, losses were incurred during the second quarter from long positions in European fixed income futures, specifically German bunds, as prices declined as European leaders and the head of the International Monetary Fund agreed to step up the intensity of talks over Greece’s financial fate. Smaller fixed income losses were incurred during the fourth quarter from long positions in European and U.S. fixed income futures after prices reversed sharply lower as European Central Bank (“ECB”) president Mario Draghi disappointed markets early in December with an underwhelming ECB stimulus announcement. The Partnership’s trading losses during the year were partially offset by trading gains within the metals sector, primarily during January and July, from short futures positions in base metals as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand. Additional gains in metals were recorded during November from positions in copper, platinum, and gold futures.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Master’s brokerage) account during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership. Interest income allocated from the Master for the three and twelve months ended December 31, 2015 decreased by $588 and $2,653, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s accounts and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2015 decreased by $32,672 and $408,198, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2015 decreased by $33,026 and $62,672, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended December 31, 2015 decreased by $16,513, as compared to the corresponding period in 2014. The decrease in General Partner fees is due to lower average net assets during the three months ended December 31, 2015, as compared to the corresponding period in 2014. General Partner fees for the twelve months ended December 31, 2015 increased by $165,996, as compared to the corresponding period in 2014. The increase in General Partner fees is due to the implementation of the fee effective October 1, 2014.

Incentive fees are based on the new trading profits generated by Rabar at the end of the quarter, as defined in the Management Agreement. There were no incentive fees earned for the three and twelve months ended December 31, 2015 and 2014. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays other professional fees and expenses, which generally include legal, accounting expenses, certain offering costs, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $254,480 and $280,680, respectively.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2013, of $408,358 Gains were primarily attributable to the trading of commodity futures in currencies, grains, indices, livestock and softs and were partially offset by losses in energy, metals and U.S. and non-U.S. interest rates.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Partnership’s Redeemable Unit holders and General Partner Redeemable Units, creditors, and regulators, is free of material errors.

(g) Critical Accounting Policies.

Partnership’s Investment. The Partnership carries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing sources as of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2015 and 2014, the Partnership and the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metals contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metals contracts are included in the Statements of Income and Expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by the Partnership and the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master’s main line of business.

The Limited Partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair market value of the Partnership’s and the Master’s open contracts and, consequently, in their earnings and cash balances. The Partnership’s and the Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s and the Master’s open contracts and the liquidity of the markets in which they trade.

The Partnership and the Master rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Master’s past performance is not necessarily indicative of its future results.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The fair value of the Partnership’s and/or the Master’s futures and forward contracts does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership and/or Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s and the Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2015 and December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

As of December 31, 2015, the Master’s total capitalization was $19,180,544. The Partnership owned approximately 100% of the Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$317,041	1.65%	$929,435	$178,351	491,411
Energy	7,425	0.04	330,550	5,280	58,453
Grains	28,160	0.15	313,905	8,745	109,545
Interest Rates U.S.	38,578	0.20	195,965	10,789	100,768
Interest Rates Non-U.S.	199,927	1.04	643,373	80,303	359,436
Livestock	28,793	0.15	99,495	9,240	38,912
Metals	231,376	1.21	585,045	63,800	278,696
Softs	100,588	0.52	333,400	46,842	111,852
Indices	253,585	1.32	920,945	48,103	462,347

Total	$1,205,473	6.28%

*	Annual average of month-end Value at Risk

As of December 31, 2014, the Master’s total capitalization was $26,474,338. The Partnership owned approximately 100% of the Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$378,162	1.44%	$1,665,693	$213,062	$875,213
Energy	96,910	0.37	889,405	60,555	340,765
Grains	181,355	0.68	1,054,748	2,200	356,118
Indices	208,147	0.79	2,019,814	7,319	916,589
Interest Rates U.S.	89,100	0.33	310,521	24,831	168,398
Interest Rates Non-U.S.	602,723	2.27	870,364	159,059	646,137
Livestock	29,700	0.11	316,373	16,830	112,471
Metals	269,105	1.02	1,856,496	115,134	650,333
Softs	333,042	1.26	442,950	41,483	225,595

Total	$2,188,244	8.27%

*	Annual average of month-end Value at Risk

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

Non-Trading Risk

The Master has non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnerships and the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Master. There can be no assurance that the Partnership’s/Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership and the Master as of December 31, 2015, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2015, the Master’s primary exposures were in the EUREX, E-Mini NASDAQ and OSE NIKKEI stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes, but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, silver and copper. The General Partner anticipates that gold will remain the primary metals market exposure for the Partnership and the Master.

Softs. The Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Master’s commodity exposure as of December 31, 2015.

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

The following were the only non-trading risk exposures of the Master as of December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data

WESTPORT FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements.

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

The management of Westport Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Westport Futures Fund L.P.	Westport Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Westport Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Westport Futures Fund L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Westport Futures Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Westport Futures Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Investment in Master, at fair value (Note 1)	$19,181,327	$26,474,464
Cash (Note 3c)	110,752	5,730

Total assets	$19,292,079	$26,480,194

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$32,153	$44,135
Management fees (Note 3b)	31,895	43,974
General Partner fees (Note 3a)	15,948	21,987
Professional fees	122,669	51,692
Redemptions payable to Limited Partners (Note 6)	935,814	253,766

Total liabilities	1,138,479	415,554

Partners’ Capital: (Notes 1 and 6)
General Partner, 248.2379 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	238,732	290,694
Limited Partners, 18,628.2377 and 22,009.6377 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	17,914,868	25,773,946

Total partners’ capital	18,153,600	26,064,640

Total liabilities and partners’ capital	$19,292,079	$26,480,194

Net asset value per Redeemable Unit	$961.71	$1,171.03

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses for the years ended

December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income allocated from Master (Note 3c)	$1,235	$3,888	$8,290

Expenses:
Expenses allocated from Master	207,345	300,988	277,876
Ongoing selling agent fees (Note 3c)	468,257	876,455	1,497,239
Management fees (Note 3b)	465,347	528,019	566,606
General Partner fees (Note 3a)	232,673	66,677	-
Professional fees	254,480	280,680	232,801

Total expenses	1,628,102	2,052,819	2,574,522

Net investment income (loss)	(1,626,867)	(2,048,931)	(2,566,232)

Trading Results:
Net gains (losses) on investment in Master:
Net realized gains (losses) on closed contracts	-	-	2,156
Net realized gains (losses) on closed contracts allocated from Master	(1,912,058)	6,291,570	70,162
Net change in unrealized gains (losses) on open contracts	-	-	(2,156)
Net change in unrealized gains (losses) on open contracts allocated from Master	(865,572)	(265,941)	338,196

Total trading results	(2,777,630)	6,025,629	408,358

Net income (loss)	$(4,404,497)	$3,976,698	$(2,157,874)

Net income (loss) per Redeemable Unit* (Note 7)	$(209.32)	$163.01	$(77.42)

Weighted average Redeemable Units outstanding	21,294.5404	24,469.8346	27,174.0682

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Changes in Partners’ Capital for the years ended

December 31, 2015, 2014 and 2013

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2012	$29,882,823	$434,271	$30,317,094
Net income (loss)	(2,133,282)	(24,592)	(2,157,874)
Subscriptions of 2,997.5130 Redeemable Units	3,130,122	-	3,130,122
Redemptions of 5,517.5370 Reedeemable Units and 93.0000 General Partner Redeemable Units	(5,668,405)	(100,128)	(5,768,533)

Partners’ Capital at December 31, 2013	25,211,258	309,551	25,520,809
Net income (loss)	3,929,855	46,843	3,976,698
Subscriptions of 2,365.5570 Redeemable Units	2,518,092	-	2,518,092
Redemptions of 5,366.5700 Reedeemable Units and 58.8500 General Partner Redeemable Units	(5,885,259)	(65,700)	(5,950,959)

Partners’ Capital at December 31, 2014	25,773,946	290,694	26,064,640
Net income (loss)	(4,352,535)	(51,962)	(4,404,497)
Subscriptions of 1,907.1760 Redeemable Units	2,123,330	-	2,123,330
Redemptions of 5,288.5760 Reedeemable Units	(5,629,873)	-	(5,629,873)

Partners’ Capital at December 31, 2015	$17,914,868	$238,732	$18,153,600

Net asset value per Redeemable Unit:

2013:	$1,008.02

2014:	$1,171.03

2015:	$961.71

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

Westport Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on March 21, 1997, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, forward, option on forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership, through its investment in Rabar Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. All trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar” or the “Advisor”).

During the years ended December 31, 2015 and 2014, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co, LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On December 1, 2012, the Partnership allocated substantially all of its capital to the Master, a limited liability partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $31,143,887. The Master permits accounts managed now and in the future by the Advisor using the Diversified Program, a proprietary and systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. The Master’s commodity broker is MS&Co. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

Generally, a limited partner in the Master withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master. However, a limited partner in the Master may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Westport Futures Fund L.P.

Notes to Financial Statements

The financial statements of the Master, including the Condensed Schedules of Investments are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2015 and 2014, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2047; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

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

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

c.

Partnership’s Investment. The Partnership carries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master.

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses.

Westport Futures Fund L.P.

Notes to Financial Statements

d.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

g.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Westport Futures Fund L.P.

Notes to Financial Statements

h.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees were previously reported separately as professional fees and other in the Statements of Financial Condition and Statements of Income and Expenses. Amounts reported as expenses allocated from Master were previously reported separately as clearing fees and as part of other expenses in the Statements of Income and Expenses.

In the financial highlights table, ongoing selling agent fees and clearing fees allocated from the Master which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

i.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of the Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of adjusted month-end net assets.

b.	Management Agreement:

The General Partner has entered into a management agreement with Rabar, a registered commodity trading advisor (the “Management Agreement”). The Advisor is not affiliated with the General Partner or MS&Co. and CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon 30 days’ notice by either party.

In allocating the assets of the Partnership to the Advisor, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Westport Futures Fund L.P.

Notes to Financial Statements

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 11/24 or 1% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Effective February 1, 2011, the Partnership reduced the monthly brokerage fee paid to CGM to 1/12 of 5.25% (5.25% per year) of Month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees, were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportional share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30 day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Westport Futures Fund L.P.

Notes to Financial Statements

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.25% per year of the month-end Net Assets of the Partnership. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 3.0% per year of the month-end Net Assets of the Partnership. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to 2.0% per year of the month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the General Partner fee, the incentive fee accrued, other expenses and any redemptions or distributions as of the end of such month.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The results of the Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, the Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Master commenced foreign exchange trading through an account at MS&Co. on or about April 12, 2013 and futures trading through an account at MS&Co. on or about June 24, 2013.

The MS&Co. Customer Agreement gives, and the CGM Customer Agreement gave, the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Brokerage fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s ownership of the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also directly charged at the Partnership level. All other fees are charged at the Partnership level.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” on the attached Master’s financial statements.

5.	Fair Value Measurements:

See Notes 2 and 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement”.

Westport Futures Fund L.P.

Notes to Financial Statements

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
Net realized and unrealized gains (losses)	$(133.14)		$246.78		$16.95
Net investment loss	(76.18)		(83.77)		(94.37)

Increase (decrease) for the year	(209.32)		163.01		(77.42)
Net asset value per Redeemable Unit, beginning of year	1,171.03		1,008.02		1,085.44

Net asset value per Redeemable Unit, end of year	$961.71		$1,171.03		$1,008.02

	2015		2014		2013
Ratio to average net assets:
Net investment loss*	(7.1	) %	(7.9	) %	(9.2	) %

Operating expenses	7.1%		8.0%		9.2%
Incentive fees	-%		-%		-%

Total expenses	7.1%		8.0%		9.2%

Total return:
Total return before incentive fees	(17.9	) %	16.2%		(7.1	) %
Incentive fees	-%		-%		-%

Total return after incentive fees	(17.9	) %	16.2%		(7.1	) %

*	Interest income allocated from Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

Westport Futures Fund L.P.

Notes to Financial Statements

8.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 5.9% to 24.1% of the Master’s contracts are traded OTC.

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

See Note 8, Financial Instrument Risks, of the attached Master’s financial statements for risks relating to financial instruments and derivatives that are traded by the Master.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period as MS&Co. and/or CGM or their affiliates are the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

Westport Futures Fund L.P.

Notes to Financial Statements

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(1,136,465)	$(646,979)	$(1,503,302)	$509,116
Total investment income	138	254	376	467
Total expenses	(340,624)	(394,986)	(415,285)	(477,207)

Net income (loss)	$(1,476,951)	$(1,041,711)	$(1,918,211)	$32,376

Increase (decrease) in net asset value per Redeemable Unit	$(73.66)	$(49.22)	$(87.86)	$1.42

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$1,760,409	$1,596,293	$1,406,111	$1,262,816
Total investment income	726	652	869	1,641
Total expenses	(500,439)	(477,306)	(474,523)	(600,551)

Net income (loss)	$1,260,696	$1,119,639	$932,457	$663,906

Increase (decrease) in net asset value per Redeemable Unit	$54.64	$45.30	$37.06	$26.01

To the Limited Partners of

Rabar Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC General Partner,
Rabar Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Rabar Master Fund L.P.:

We have audited the accompanying statements of financial condition of Rabar Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Account ing Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Rabar Master Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Rabar Master Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $10,249,398 and $0 at December 31, 2015 and 2014, respectively)	$10,248,341	$-
Cash (Note 3c)	7,722,577	23,468,773
Cash margin (Note 3c)	1,233,230	2,188,244
Net unrealized appreciation on open futures contracts	20,178	782,616
Net unrealized appreciation on open forward contracts	-	81,645

Total equity in trading account	19,224,326	26,521,278

Total assets	$19,224,326	$26,521,278

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$21,489	$-
Accrued expenses:
Professional fees	22,293	45,098
Clearing fees due to MS&Co. (Note 3c)	-	1,842

Total liabilities	43,782	46,940

Partners’ Capital:
General Partner	-	-
Limited Partner	19,180,544	26,474,338

Total liabilities and partners’ capital	$19,224,326	$26,521,278

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	43	$18,890	0.10%
Energy	3	1,730	0.01
Grains	20	(6,256)	(0.03)
Indices	40	(13,822)	(0.07)
Interest Rates U.S.	3	(4,969)	(0.03)
Interest Rates Non-U.S.	190	16,623	0.09
Livestock	10	1,880	0.01
Metals	1	(2,960)	(0.02)
Softs	87	(17,087)	(0.09)

Total futures contracts purchased		(5,971)	(0.03)

Futures Contracts Sold
Currencies	35	48,572	0.25
Indices	9	3,592	0.02
Interest Rates U.S.	27	(2,625)	(0.02)
Interest Rates Non-U.S.	110	(530)	(0.00) *
Livestock	7	(12,145)	(0.06)
Metals	72	(10,366)	(0.05)
Softs	21	(349)	(0.00) *

Total futures contracts sold		26,149	0.14

Net unrealized appreciation on open futures contracts		$20,178	0.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$4,358,723	$69,575	0.36%
Metals	3	3,906	0.02

Total unrealized appreciation on open forward contracts		73,481	0.38

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,196,032	(45,651)	(0.24)
Metals	43	(49,319)	(0.26)

Total unrealized depreciation on open forward contracts		(94,970)	(0.50)

Net unrealized depreciation on open forward contracts		$(21,489)	(0.12)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 10,250,000	3/03/2016	U.S. Treasury bills, 0.015% (Amortized cost of $10,249,398)	$10,248,341	53.43%

Net fair value			$10,247,030	53.42%

*	Due to rounding

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	4	$6,820	0.03%
Grains	105	(58,577)	(0.22)
Indices	82	37,197	0.14
Interest Rates U.S.	72	15,983	0.06
Interest Rates Non-U.S.	719	409,148	1.54
Livestock	13	1,963	0.01
Metals	63	(7,858)	(0.03)
Softs	73	(29,560)	(0.11)

Total futures contracts purchased		375,116	1.42

Futures Contracts Sold
Currencies	41	45,500	0.17
Energy	23	173,291	0.66
Interest Rates Non-U.S.	13	(353)	(0.00) *
Livestock	6	310	0.00 *
Metals	21	24,095	0.09
Softs	218	164,657	0.62

Total futures contracts sold		407,500	1.54

Net unrealized appreciation on open futures contracts		$782,616	2.96%

Unrealized Appreciation on Open Forward Contracts
Currencies	$5,104,227	$105,650	0.40%
Metals	34	82,420	0.31

Total unrealized appreciation on open forward contracts		188,070	0.71

Unrealized Depreciation on Open Forward Contracts
Currencies	$4,751,703	(54,439)	(0.21)
Metals	12	(51,986)	(0.20)

Total unrealized depreciation on open forward contracts		(106,425)	(0.41)

Net unrealized appreciation on open forward contracts		$81,645	0.30%

Net fair value		$864,261	3.26%

*	Due to rounding

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income	$1,235	$4,716	$10,815

Expenses:
Clearing fees (Note 3c)	118,648	247,497	253,519
Professional fees	88,697	111,356	108,404

Total expenses	207,345	358,853	361,923

Net investment income (loss)	(206,110)	(354,137)	(351,108)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,912,058)	7,201,975	103,929
Net change in unrealized gains (losses) on open contracts	(865,572)	(175,865)	453,494

Total trading results	(2,777,630)	7,026,110	557,423

Net income (loss)	$(2,983,740)	$6,671,973	$206,315

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2015, 2014 and 2013

Partners’ Capital
Partners’ Capital, December 31, 2012	$31,088,345
Net income (loss)	206,315
Subscriptions	13,375,539
Redemptions	(11,090,048)
Distribution of interest income to feeder funds	(10,815)

Partners’ Capital, December 31, 2013	33,569,336
Net income (loss)	6,671,973
Subscriptions	2,518,092
Redemptions	(16,280,347)
Distribution of interest income to feeder funds	(4,716)

Partners’ Capital, December 31, 2014	26,474,338
Net income (loss)	(2,983,740)
Subscriptions	2,123,330
Redemptions	(6,431,199)
Distribution of interest income to feeder funds	(2,185)

Partners’ Capital, December 31, 2015	$19,180,544

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

Rabar Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of Delaware to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forwards, option on forwards, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interest in commodity pools. The sectors traded include currencies, indices, U.S and non-U.S. interest rates, grains, livestock, softs, energy and metals. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the years ended December 31, 2015 and 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The Master operates under a “master/feeder” structure where its sole investor is Westport as of December 31, 2015 and 2014.

The Master will be liquidated under certain circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Master.

Rabar Master Fund L.P.

Notes to Financial Statements

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

c.

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $(50,189) and $36,858 as of December 31, 2015 and 2014, respectively. The cost of foreign currencies was $(51,168) as of December 31, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materially different from the fair value as of December 31, 2014.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated to the Funds at the time of such determination.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.

Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

g.

Fair Value of Financial Instruments. The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Rabar Master Fund L.P.

Notes to Financial Statements

h.

Recent Accounting Pronouncement. In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Master’s financial statements and related disclosures.

i.

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

Prior to and during part of the second quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the second quarter of 2013, the Master entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a foreign exchange brokerage account agreement with MS&Co. The Master has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) were borne by the Master and allocated to the Funds. All other fees including CGM’s direct brokerage fees were borne by the Funds. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations.

Rabar Master Fund L.P.

Notes to Financial Statements

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2015 and 2014, the amount of cash held by the Master for margin requirements was $1,233,230 and $2,188,244, respectively. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement gives, and the CGM Customer Agreement gave, the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2015 and 2014 were 1,193 and 2,031, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2015 and 2014 were 98 and 170, respectively. The monthly average notional value of currency forward contracts held during the years ended December 31, 2015 and 2014 were $14,238,241 and $15,950,794, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2015 and 2014, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$157,979	$(137,801)	$20,178	$-	$-	$20,178
Forwards	73,481	(73,481)	-	-	-	-

Total assets	$231,460	$(211,282)	$20,178	$-	$-	$20,178

Liabilities
Futures	$(137,801)	$137,801	$-	$-	$-	$-
Forwards	(94,970)	73,481	(21,489)	-	-	(21,489)

Total liabilities	$(232,771)	$211,282	$(21,489)	$-	$-	$(21,489)

Net fair value						$(1,311	) *

Rabar Master Fund L.P.

Notes to Financial Statements

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2014	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$953,167	$(170,551)	$782,616	$-	$-	$782,616
Forwards	188,070	(106,425)	81,645	-	-	81,645

Total assets	$1,141,237	$(276,976)	$864,261	$-	$-	$864,261

Liabilities
Futures	$(170,551)	$170,551	$-	$-	$-	$-
Forwards	(106,425)	106,425	-	-	-	-

Total liabilities	$(276,976)	$276,976	$-	$-	$-	$-

Net fair value						$864,261	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Rabar Master Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2015 and 2014, respectively.

	December 31, 2015
Assets
Futures Contracts
Currencies	$70,795
Energy	2,050
Indices	17,362
Interest Rates U.S.	906
Interest Rates Non-U.S.	42,819
Livestock	3,890
Metals	8,210
Softs	11,947

Total unrealized appreciation on open futures contracts	157,979

Liabilities
Futures Contracts
Currencies	(3,333)
Energy	(320)
Grains	(6,256)
Indices	(27,592)
Interest Rates U.S.	(8,500)
Interest Rates Non-U.S.	(26,726)
Livestock	(14,155)
Metals	(21,536)
Softs	(29,383)

Total unrealized depreciation on open futures contracts	(137,801)

Net unrealized appreciation on open futures contracts	$20,178	*

Assets
Forward Contracts
Currencies	$69,575
Metals	3,906

Total unrealized appreciation on open forward contracts	73,481

Liabilities
Forward Contracts
Currencies	(45,651)
Metals	(49,319)

Total unrealized depreciation on open forward contracts	(94,970)

Net unrealized depreciation on open forward contracts	$(21,489)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Rabar Master Fund L.P.

Notes to Financial Statements

	December 31, 2014
Assets
Futures Contracts
Currencies	$56,190
Energy	173,291
Grains	25,950
Indices	49,637
Interest Rates U.S.	26,024
Interest Rates Non-U.S.	409,347
Livestock	5,663
Metals	34,164
Softs	172,901

Total unrealized appreciation on open futures contracts	953,167

Liabilities
Futures Contracts
Currencies	(3,870)
Grains	(84,527)
Indices	(12,440)
Interest Rates U.S.	(10,041)
Interest Rates Non-U.S.	(552)
Livestock	(3,390)
Metals	(17,927)
Softs	(37,804)

Total unrealized depreciation on open futures contracts	(170,551)

Net unrealized appreciation on open futures contracts	$782,616	*

Assets
Forward Contracts
Currencies	$105,650
Metals	82,420

Total unrealized appreciation on open forward contracts	188,070

Liabilities
Forward Contracts
Currencies	(54,439)
Metals	(51,986)

Total unrealized depreciation on open forward contracts	(106,425)

Net unrealized appreciation on open forward contracts	$81,645	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Rabar Master Fund L.P.

Notes to Financial Statements

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Sector
Currencies	$(404,980)	$252,582	$347,399
Energy	(312,799)	1,148,256	(854,479)
Grains	(713,488)	821,124	132,367
Indices	(798,334)	(516,315)	2,357,409
Interest Rates U.S.	8,232	175,189	(324,237)
Interest Rates Non-U.S.	(112,986)	2,560,825	(1,103,862)
Livestock	(20,333)	1,741,134	355,441
Metals	53,559	(626,996)	(435,324)
Softs	(476,501)	1,470,311	82,709

Total	$(2,777,630)*	$7,026,110 *	$557,423 *

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Rabar Master Fund L.P.

Notes to Financial Statements

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$157,979	$157,979	$-	$-
Forwards	73,481	3,906	69,575	-
U.S. Treasury bills	10,248,341	-	10,248,341	-

Total assets	$10,479,801	$161,885	$10,317,916	$-

Liabilities
Futures	$137,801	$137,801	$-	$-
Forwards	94,970	49,319	45,651	-

Total liabilities	$232,771	$187,120	$45,651	$-

Net fair value	$10,247,030	$(25,235)	$10,272,265	$-

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Futures	$953,167	$953,167	$-	$-
Forwards	188,070	82,420	105,650	-

Total assets	$1,141,237	$1,035,587	$105,650	$-

Liabilities
Futures	$170,551	$170,551	$-	$-
Forwards	106,425	51,986	54,439	-

Total liabilities	$276,976	$222,537	$54,439	$-

Net fair value	$864,261	$813,050	$51,211	$-

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Generally, a limited partner withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Rabar Master Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Ratios to average net assets:

Net investment loss*	(0.9)%	(1.1)%	(1.0)%

Operating expenses	0.9%	1.1%	1.0%

Total return	(12.6)%	23.4%	1.6%

*	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 5.9% to 24.1% of the Master’s contracts are traded OTC.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Rabar Master Fund L.P.

Notes to Financial Statements

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metals contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metals contracts are included in the Statements of Income and Expenses.

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

Rabar Master Fund L.P.

Notes to Financial Statements

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

Selected unaudited quarterly financial data for Rabar Master for the year ended December 31, 2015 and 2014 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2015 to	July 1, 2015 to	April 1, 2015 to	January 1, 2015 to
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total trading results	$(1,136,465)	$(646,979)	$(1,503,302)	$509,116
Total investment income	138	254	376	467
Total expenses	(34,954)	(53,622)	(56,091)	(62,678)

Net income (loss)	$(1,171,281)	$(700,347)	$(1,559,017)	$446,905

	For the period from	For the period from	For the period from	For the period from
	October 1, 2014 to	July 1, 2014 to	April 1, 2014 to	January 1, 2014 to
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total trading results	$1,760,408	$1,885,409	$1,771,073	$1,609,220
Total investment income	726	810	1,095	2,085
Total expenses	(67,424)	(98,214)	(103,125)	(90,090)

Net income (loss)	$1,693,710	$1,788,005	$1,669,043	$1,521,215

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director), and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 and the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. During the fourth quarter of 2014, as compensation for its services, the Partnership began paying the General Partner a General Partner fee, as described under “Item 1. Business.” For the year ended December 31, 2015, the General Partner earned $232,673 in General Partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is a selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $468,257 in ongoing selling agent fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisor earned $465,347 in management fees. There were no incentive fees earned by the Advisor for the year ended December 31, 2015. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of two persons who beneficially own more than 5% of the Redeemable Units outstanding.

		Amount and Nature of	Percent of
Title of Class	Name and Address of Beneficial Ownership	Beneficial Ownership	Class
Redeemable Units	Ming Deh Developmental Society 13457 Brooks Drive Baldwin Park CA 91706-2299	1,522.5050	8.1%

Redeemable Units	El Dorado Capital, LLC 217 West Capitol St. Suite 201 Jackson MS 39201-2004	1,208.8890	6.4%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2015:

(3) Amount and
	(2) Name of	Nature of
(1) Title of	Beneficial	Beneficial	(4) Percent of
Class	Owner	Ownership	Class
General Partner Redeemable Units	General Partner	248.2379	1.3%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015       $119,200

2014       $111,900

(2) Audit-Related Fees. None

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements.

(2) Exhibits:

3.1 (a)	Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Form 8- K filed on December 6, 2012 and incorporated herein by reference).

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

(b)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. through June 30, 2016, dated June 1, 2015 (filed herewith).

10.6

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner, and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

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

Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.