Form 10-Q
period 2016-03-31
WESTPORT FUTURES FUND L.P.
filed 2016-05-12
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes       No X

     As of April 30, 2016, 17,325.8617 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:

Investment in the Master(1), at fair value	$17,564,249	$19,181,327
Cash at MS&Co.	92,532	110,752
Cash at bank	802	-

Total assets	$17,657,583	$19,292,079

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$29,429	$32,153
Management fees	29,199	31,895
General Partner fees	14,599	15,948
Professional fees	108,871	122,669
Redemptions payable to Limited Partners	206,226	935,814

Total liabilities	388,324	1,138,479

Partners’ Capital:
General Partner, 248.2379 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	239,688	238,732
Limited Partners, 17,637.0697 and 18,628.2377 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	17,029,571	17,914,868

Total partners’ capital (net asset value)	17,269,259	18,153,600

Total liabilities and partners’ capital	$17,657,583	$19,292,079

Net asset value per Redeemable Unit	$965.56	$961.71

(1) Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment Income:
Interest income allocated from the Master	$7,005	$467

Expenses:
Expenses allocated from the Master	35,594	62,678
Ongoing selling agent fees	91,864	133,728
Management fees	91,227	133,038
General Partner fees	45,613	66,519
Professional fees	51,656	81,244

Total expenses	315,954	477,207

Net investment income (loss)	(308,949)	(476,740)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	301,083	1,014,948
Net change in unrealized gains (losses) on open contracts allocated from the Master	101,463	(505,832)

Total trading results	402,546	509,116

Net income (loss)	93,597	32,376
Subscriptions - Limited Partners	-	556,330
Redemptions - Limited Partners	(977,938)	(658,291)

Net increase (decrease) in Partners’ Capital	(884,341)	(69,585)
Partners’ Capital, beginning of period	18,153,600	26,064,640

Partners’ Capital, end of period	$17,269,259	$25,995,055

Net asset value per Redeemable Unit (17,885.3076 and 22,171.5016 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$965.56	$1,172.45

Net income (loss) per Redeemable Unit*	$3.85	$1.42

Weighted average Redeemable Units outstanding	18,539.2413	22,257.8969

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Westport Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on March 21, 1997, to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other right or interests pertaining thereto including interests in commodity pools. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading on August 1, 1997. The commodity interests that are indirectly traded by the Partnership, through its investment in Rabar Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

On December 1, 2012, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $31,143,887. The Master permits accounts managed now and in the future by Rabar using the Diversified Program, a proprietary and systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2016.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant. The Partnership/Master also deposit a portion of their cash in a non-trading account at JP Morgan Chase Bank, N.A.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of March 31, 2016 and December 31, 2015, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained by MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

The Master has entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee equal to 2.0% per year of adjusted month end net assets. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

In July, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016, and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Due to the nature of commodities trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment. The Partnership carries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5. “ Fair Value Measurements.”

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $(47,635) (proceeds of $47,211) and $(50,189) (proceeds of $51,168) as of March 31, 2016 and December 31, 2015, respectively.

Master’s Fair Value of Financial Instruments. The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

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

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies”. See Note 3, “Financial Highlights.”

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments or all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees were previously reported as professional fees and other in the Statements of Financial Condition and Statements of Income and Expenses and Changes in Partners’ Capital. In the financial highlights, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2016 and 2015, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills at fair value (amortized	$4,999,442	$10,248,341
cost $4,998,243, and $10,249,398 at March 31, 2016 and
December 31, 2015, respectively)
Cash at MS&Co.	11,148,300	7,722,577
Cash margin	1,350,487	1,233,230
Net unrealized appreciation on open futures contracts	175,625	20,178

Total equity in trading account	17,673,854	19,224,326
Cash at bank	802	-

Total assets	$17,674,656	$19,224,326

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$74,070	$21,489
Accrued expenses:
Professional fees	38,284	22,293

Total liabilities	112,354	43,782

Partners’ Capital:
General Partner	-	-
Limited Partner	17,562,302	19,180,544

Total liabilities and partners’ capital	$17,674,656	$19,224,326

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	43	$29,284	0.17%
Energy	5	(6,592)	(0.04)
Grains	57	43,800	0.25
Indices	18	13,115	0.07
Interest rates U.S.	81	88,680	0.50
Interest rates Non-U.S.	353	10,157	0.06
Livestock	2	(2,550)	(0.01)
Metals	21	(240)	(0.00) *
Softs	54	(36,913)	(0.21)

Total futures contracts purchased		138,741	0.79

Futures Contracts Sold
Currencies	10	(175)	(0.00) *
Indices	17	(185)	(0.00) *
Interest rates Non-U.S.	36	3,430	0.02
Livestock	22	17,275	0.10
Metals	30	15,184	0.09
Softs	37	1,355	0.01

Total futures contracts sold		36,884	0.22

Net unrealized appreciation on open futures contracts		$175,625	1.01%

Unrealized Appreciation on Open Forward Contracts
Currencies	$1,768,237	$32,209	0.18%
Metals	5	4,291	0.02

Total unrealized appreciation on open forward contracts		36,500	0.20

Unrealized Depreciation on Open Forward Contracts
Currencies	$3,107,863	(81,916)	(0.47)
Metals	22	(28,654)	(0.16)

Total unrealized depreciation on open forward contracts		(110,570)	(0.63)

Net unrealized depreciation on open forward contracts		$(74,070)	(0.43)%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.23% (Amortized cost of
$5,000,000	4/28/2016	$4,998,243)	$4,999,442	28.47%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Condensed Schedule of Investments

December 31, 2015

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	43	$18,890	0.10%
Energy	3	1,730	0.01
Grains	20	(6,256)	(0.03)
Indices	40	(13,822)	(0.07)
Interest rates U.S.	3	(4,969)	(0.03)
Interest rates Non-U.S.	190	16,623	0.09
Livestock	10	1,880	0.01
Metals	1	(2,960)	(0.02)
Softs	87	(17,087)	(0.09)

Total futures contracts purchased		(5,971)	(0.03)

Futures Contracts Sold
Currencies	35	48,572	0.25
Indices	9	3,592	0.02
Interest rates U.S.	27	(2,625)	(0.02)
Interest rates Non-U.S.	110	(530)	(0.00) *
Livestock	7	(12,145)	(0.06)
Metals	72	(10,366)	(0.05)
Softs	21	(349)	(0.00) *

Total futures contracts sold		26,149	0.14

Net unrealized appreciation on open futures contracts		$20,178	0.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$4,358,723	$69,575	0.36%
Metals	3	3,906	0.02

Total unrealized appreciation on open forward contracts		73,481	0.38

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,196,032	(45,651)	(0.24)
Metals	43	(49,319)	(0.26)

Total unrealized depreciation on open forward contracts		(94,970)	(0.50)

Net unrealized depreciation on open forward contracts		$(21,489)	(0.12)%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.015% (Amortized cost of
$10,250,000	3/03/2016	$10,249,398)	$10,248,341	53.43%

*	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment Income:
Interest income	$7,005	$467

Expenses:
Clearing fees	15,070	30,095
Professional fees	20,524	32,583

Total expenses	35,594	62,678

Net investment income (loss)	(28,589)	(62,211)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	301,083	1,014,948
Net change in unrealized gains (losses) on open contracts	101,463	(505,832)

Total trading results	402,546	509,116

Net income (loss)	373,957	446,905
Subscriptions	-	556,330
Redemptions	(1,988,052)	(1,214,122)
Distributions of interest income to feeder fund	(4,147)	(467)

Net increase (decrease) in Partners’ Capital	(1,618,242)	(211,354)
Partners’ Capital, beginning of period	19,180,544	26,474,338

Partners’ Capital, end of period	$17,562,302	$26,262,984

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Per Redeemable Unit Performance (for unit oustanding throughout the period): (1)
Net realized and unrealized gains (losses)	$20.50	$22.84
Net investment loss	(16.65)	(21.42)

Increase (decrease) for the period	3.85	1.42
Net asset value per Redeemable Unit, beginning of period	961.71	1,171.03

Net asset value per Redeemable Unit, end of period	$965.56	$1,172.45

	Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital: (2)
Net investment loss (3)	(6.9)%	(7.4)%

Operating expenses	7.1%	7.4%
Incentive fees	-%	-%

Total expenses	7.1%	7.4%

Total return:
Total return before incentive fees	0.4%	0.1%
Incentive fees	-%	-%

Total return after incentive fees	0.4%	0.1%

(1)

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

(2)	Annualized (other than incentive fees).

(3)	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Ratios to average net assets for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015

Ratios to Average Limited Partners’ Capital: (1)

Net investment loss (2)	(0.6)%	(0.9)%

Operating expenses	0.8%	1.0%

Total return	1.9%	1.6%

(1)	Annualized.

(2)	Interest income less total expenses.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities is shown on the Statements of Income and Expenses and Changes in Partners’ Capital.

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 were 832 and 1,461, respectively. The monthly average number of metal forward contracts traded during the three months ended March 31, 2016 and 2015 were 56 and 103, respectively. The monthly average notional value of currency forward contracts held during the three months ended March 31, 2016 and 2015 were $8,840,926 and $16,578,769, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$292,553	$(116,928)	$175,625	$-	$-	$175,625
Forwards	36,500	(36,500)	-	-	-	-

Total assets	$329,053	$(153,428)	$175,625	$-	$-	$175,625

Liabilities
Futures	$(116,928)	$116,928	$-	$-	$-	$-
Forwards	(110,570)	36,500	(74,070)	-	-	(74,070)

Total liabilities	$(227,498)	$153,428	$(74,070)	$-	$-	$(74,070)

Net fair value						$101,555	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$157,979	$(137,801)	$20,178	$-	$-	$20,178
Forwards	73,481	(73,481)	-	-	-	-

Total assets	$231,460	$(211,282)	$20,178	$-	$-	$20,178

Liabilities
Futures	$(137,801)	$137,801	$-	$-	$-	$-
Forwards	(94,970)	73,481	(21,489)	-	-	(21,489)

Total liabilities	$(232,771)	$211,282	$(21,489)	$-	$-	$(21,489)

Net fair value						$(1,311)	*

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2016, and December 31, 2015.

	March 31, 2016
Assets
Futures Contracts
Currencies	$36,714
Grains	46,187
Indices	19,614
Interest Rates U.S.	89,086
Interest Rates Non-U.S.	46,969
Livestock	24,330
Metals	27,679
Softs	1,974

Total unrealized appreciation on open futures contracts	292,553

Liabilities
Futures Contracts
Currencies	(7,605)
Energy	(6,592)
Grains	(2,387)
Indices	(6,684)
Interest Rates U.S.	(406)
Interest Rates Non-U.S.	(33,382)
Livestock	(9,605)
Metals	(12,735)
Softs	(37,532)

Total unrealized depreciation on open futures contracts	(116,928)

Net unrealized appreciation on open futures contracts	$175,625	*

Assets
Forward Contracts
Currencies	$32,209
Metals	4,291

Total unrealized appreciation on open forward contracts	36,500

Liabilities
Forward Contracts
Currencies	(81,916)
Metals	(28,654)

Total unrealized depreciation on open forward contracts	(110,570)

Net unrealized depreciation on open forward contracts	$(74,070)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Currencies	$70,795
Energy	2,050
Indices	17,362
Interest Rates U.S.	906
Interest Rates Non-U.S.	42,819
Livestock	3,890
Metals	8,210
Softs	11,947

Total unrealized appreciation on open futures contracts	157,979

Liabilities
Futures Contracts
Currencies	(3,333)
Energy	(320)
Grains	(6,256)
Indices	(27,592)
Interest Rates U.S.	(8,500)
Interest Rates Non-U.S.	(26,726)
Livestock	(14,155)
Metals	(21,536)
Softs	(29,383)

Total unrealized depreciation on open futures contracts	(137,801)

Net unrealized appreciation on open futures contracts	$20,178	*

Assets
Forward Contracts
Currencies	$69,575
Metals	3,906

Total unrealized appreciation on open forward contracts	73,481

Liabilities
Forward Contracts
Currencies	(45,651)
Metals	(49,319)

Total unrealized depreciation on open forward contracts	(94,970)

Net unrealized depreciation on open forward contracts	$(21,489)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Sector	2016		2015
Currencies	$96,434		$(194,681)
Energy	(12,496)		(46,627)
Grains	5,064		(373,994)
Indices	(158,661)		502,438
Interest Rates U.S.	571,673		251,726
Interest Rates non-U.S.	213,086		582,521
Livestock	(10,258)		69,289
Metals	(231,870)		(36,730)
Softs	(70,426)		(244,826)

Total	$402,546	*	$509,116	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015, and for the periods ended March 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$292,553	$292,553	$-	$-
Forwards	36,500	4,291	32,209	-
U.S. Treasury bills	4,999,442	-	4,999,442	-

Total assets	$5,328,495	$296,844	$5,031,651	$-

Liabilities
Futures	$116,928	$116,928	$-	$-
Forwards	110,570	28,654	81,916	-

Total liabilities	$227,498	$145,582	$81,916	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$157,979	$157,979	$-	$-
Forwards	73,481	3,906	69,575	-
U.S. Treasury bills	10,248,341	-	10,248,341	-

Total assets	$10,479,801	$161,885	$10,317,916	$-

Liabilities
Futures	$137,801	$137,801	$-	$-
Forwards	94,970	49,319	45,651	-

Total liabilities	$232,771	$187,120	$45,651	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 0.6% to 21.0% of the Partnership’s/Master’s contracts are traded OTC.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

7. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in its trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, U.S. Treasury bills at fair value and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits if any.

For the three months ended March 31, 2016, Partnership’s capital decreased 4.9% from $18,153,600 to $17,269,259. This decrease was attributable to the redemptions of 991.1680 Redeemable Units totaling $977,938, which was partially offset by the net income of $93,597. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits if any.

For the three months ended March 31, 2016, the Master’s capital decreased 8.4% from $19,180,544 to $17,562,302. This decrease was attributable to the redemptions of $1,988,052 and distribution of interest income to the Partnership totaling $4,147, which was partially offset by the net income of $373,957. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

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

The Partnership and the Master record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per Redeemable Unit increased 0.4% from $961.71 to $965.56 as compared to an increase of 0.1% in the first quarter of 2015. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $402,546. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, and U.S. and non-U.S. interest rates, and were partially offset by losses in energy, indices, livestock, metals, and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $509,116. Gains were primarily attributable to the Master’s trading of commodity futures in indices, livestock, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, metals and softs.

The most significant gains were recorded in the global interest rate sector during January and February from long positions in European, Pacific Rim, and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Within the currency sector, gains were experienced primarily during January from short positions in the British pound versus the U.S. dollar as the relative value of the pound declined as U.K. manufacturing and services data signaled the U.K.’s domestic economy was faltering and may result in the Bank of England keeping its benchmark interest rate unchanged for longer. Additional gains were experienced from positions in the Japanese yen, euro, and Swiss franc. The Partnership’s gains for the quarter were partially offset by losses incurred within the metals sector, primarily during January and February, from short positions in gold futures as prices rallied as turmoil in Chinese financial markets, plunging oil prices and signs of softening U.S. growth increased demand for the relative “safety” of the precious metal. Additional losses were incurred throughout the first quarter from positions in zinc, platinum, and aluminum futures. Within the global stock index, losses were incurred primarily during January from long positions in European and U.S. equity index futures as prices declined amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Additional losses in the global stock index sector were incurred during March from positions in European indices. Within the agricultural sector, losses were incurred primarily during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, is recovering from a five-year low. Additional losses were incurred from positions in sugar, rubber, and corn futures. Within the energy sector, modest losses were incurred during March from short positions in natural gas futures as prices advanced on speculation that unseasonably cold weather will trim a fuel stockpile glut.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income for the three months ended March 31, 2016 increased by $6,538 as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S.Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016, as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s and the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual funds purchased by the Partnership and/or the Master and (3) upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $41,864 as compared to the corresponding period in 2015. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 decreased by $41,811 as compared to the corresponding period in 2015. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

General Partner fees (formerly, the administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2016 decreased by $20,906 as compared to the corresponding period in 2015. The decrease in General Partner fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three months ended March 31, 2016 and 2015. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate assets to additional advisors at any time.

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

The Partnership and the Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Master’s past performance is not necessarily indicative of their future results.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2016 and December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, the Master’s total capitalization was $17,562,302. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of March 31, 2016 was as follows:

March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$354,491	2.02%	$372,865	$77,168	$266,216
Energy	17,380	0.10	17,380	—	10,358
Grains	64,740	0.37	101,238	4,400	34,945
Indices	147,821	0.84	207,907	72,009	126,716
Interest Rates U.S.	139,480	0.79	166,348	21,355	135,218
Interest Rates Non-U.S.	250,807	1.43	385,492	165,618	310,686
Livestock	51,398	0.29	61,710	19,437	38,324
Metals	202,214	1.15	286,450	112,744	188,255
Softs	105,717	0.60	175,294	39,930	82,807

Total	$1,334,048	7.59%

*	Average of month-end Values at Risk.

As of December 31, 2015, the Master’s total capitalization was $19,180,544. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$317,041	1.65%	$929,435	$178,351	$491,411
Energy	7,425	0.04	330,550	5,280	58,453
Grains	28,160	0.15	313,905	8,745	109,545
Indices	253,585	1.32	920,945	48,103	462,347
Interest Rates U.S.	38,578	0.20	195,965	10,789	100,768
Interest Rates Non-U.S.	199,927	1.04	643,373	80,303	359,436
Livestock	28,793	0.15	99,495	9,240	38,912
Metals	231,376	1.21	585,045	63,800	278,696
Softs	100,588	0.52	333,400	46,842	111,852

Total	$1,205,473	6.28%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were no subscriptions of Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, forward and commodity option contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	234.1170	$ 982.13	N/A	N/A
February 1, 2016 - February 29, 2016	543.4690	$ 996.89	N/A	N/A
March 1, 2016 - March 31, 2016	213.5820	$ 965.56	N/A	N/A
	991.1680	$ 986.65

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

**	Redemptions of Redeemable Units are affected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not Applicable.

Item 5.	Other Information — None.

Item 6.	Exhibits

3.1	Second Amended and Restated Limited Partnership Agreement, dated December 1, 2012 (filed as Exhibit 3.2 to the Form 8-K filed on December 6, 2012 and incorporated herein by reference).

(a)

Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement, dated August 8, 2014 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

(b)

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement, dated January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

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

10.1

Amended and Restated Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(a)

U.S. Treasury Securities Purchase Authorization Agreement, effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

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

10.4

Management Agreement among the General Partner, the Partnership and Rabar Market Research Inc. dated as of December 1, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference).

(a)

Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. through June 30, 2016, dated June 1, 2015 (filed as Exhibit 10.5(b) to the Annual Report on Form 10-K, filed on March 28, 2016 and incorporated herein by reference).

10.5

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner, and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.6

Amended and Restated Master Services Agreement, by and among Ceres Managed Futures LLC, SS&C Technologies, Inc. and the funds listed on Schedule C thereto, effective March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

Exhibit 32.1 – Section 1350 Certification (Certification of President and Director) (filed herewith).

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

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President & Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 12, 2016