Form 10-Q
period 2016-06-30
WESTPORT FUTURES FUND L.P.
filed 2016-08-11
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Yes         No X

As of July 31, 2016, 16,621.9717 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets:

Investment in the Master(1) , at fair value	$16,873,378	$19,181,327
Cash at MS&Co.	87,456	110,752
Cash at bank	607	-

Total assets	$16,961,441	$19,292,079

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$28,269	$32,153
Management fees	28,049	31,895
General Partner fees	14,025	15,948
Professional fees	103,569	122,669
Redemptions payable to Limited Partners	87,282	935,814

Total liabilities	261,194	1,138,479

Partners’ Capital:
General Partner, 248.2379 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	242,905	238,732
Limited Partners, 16,818.6817 and 18,628.2377 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	16,457,342	17,914,868

Total partners’ capital (net asset value)	16,700,247	18,153,600

Total liabilities and partners’ capital	$16,961,441	$19,292,079

Net asset value per Redeemable Unit	$978.52	$961.71

(1) Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master	$6,376	$376	$13,381	$843

Expenses:
Expenses allocated from the Master	42,888	56,091	78,482	118,769
Ongoing selling agent fees	85,417	122,637	177,281	256,365
Management fees	84,738	121,929	175,965	254,967
General Partner fees	42,369	60,964	87,982	127,483
Professional fees	51,187	53,664	102,843	134,908

Total expenses	306,599	415,285	622,553	892,492

Net investment loss	(300,223)	(414,909)	(609,172)	(891,649)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(79,127)	(1,617,525)	221,956	(602,577)
Net change in unrealized gains (losses) on open contracts allocated from the Master	593,369	114,223	694,832	(391,609)

Total trading results	514,242	(1,503,302)	916,788	(994,186)

Net income (loss)	214,019	(1,918,211)	307,616	(1,885,835)
Subscriptions - Limited Partners	-	88,000	-	644,330
Redemptions - Limited Partners	(783,031)	(1,251,377)	(1,760,969)	(1,909,668)

Net increase (decrease) in Partners’ Capital	(569,012)	(3,081,588)	(1,453,353)	(3,151,173)
Partners’ Capital, beginning of period	17,269,259	25,995,055	18,153,600	26,064,640

Partners’ Capital, end of period	$16,700,247	$22,913,467	$16,700,247	$22,913,467

Net asset value per Redeemable Unit (17,066.9196 and 21,126.3356 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$978.52	$1,084.59	$978.52	$1,084.59

Net income (loss) per Redeemable Unit*	$12.96	$(87.86)	$16.81	$(86.44)

Weighted average Redeemable Units outstanding	17,538.5083	21,869.8083	18,038.8748	22,063.8526

*	Represents the change in net asset value per Redeemable Unit during the period.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2016.

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in a non-trading account at JP Morgan Chase Bank, N.A.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of June 30, 2016 and December 31, 2015, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained by MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2016, and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment: The Partnership carries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5. “Fair Value Measurements.”

Master’s Investments: All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, ”Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $41,151 (cost of $41,405) and $(50,189) (proceeds of $51,168) as of June 30, 2016 and December 31, 2015, respectively.

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (Loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies”. See Note 3, “Financial Highlights.”

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments or all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2016 and 2015, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0, and $10,249,398 at June 30, 2016 and December 31, 2015, respectively)	$-	$10,248,341
Cash at MS&Co.	14,702,921	7,722,577
Cash margin	1,502,998	1,233,230
Net unrealized appreciation on open futures contracts	583,394	20,178
Net unrealized appreciation on open forward contracts	111,360	-

Total equity in trading account	16,900,673	19,224,326

Cash at bank	607	-

Total assets	$16,901,280	$19,224,326

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$21,489
Accrued expenses:
Professional fees	30,065	22,293

Total liabilities	30,065	43,782

Partners’ Capital:
General Partner	-	-
Limited Partner	16,871,215	19,180,544

Total liabilities and partners’ capital	$16,901,280	$19,224,326

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	26	$16,294	0.10%
Energy	28	10,230	0.06
Grains	40	41,470	0.25
Indices	24	9,420	0.06
Interest Rates U.S.	88	153,945	0.91
Interest Rates Non-U.S.	405	230,421	1.37
Metals	53	112,900	0.67
Softs	58	60,271	0.36

Total futures contracts purchased		634,951	3.78

Futures Contracts Sold
Currencies	20	(2,421)	(0.01)
Energy	21	(26,543)	(0.16)
Indices	20	(11,572)	(0.07)
Interest Rates Non-U.S.	20	(935)	(0.01)
Livestock	20	628	0.00 *
Metals	18	(10,714)	(0.06)

Total futures contracts sold		(51,557)	(0.31)

Net unrealized appreciation on open futures contracts		$583,394	3.47%

Unrealized Appreciation on Open Forward Contracts
Currencies	$3,096,931	$141,550	0.84%
Metals	21	19,602	0.12

Total unrealized appreciation on open forward contracts		161,152	0.96

Unrealized Depreciation on Open Forward Contracts
Currencies	$728,096	(3,946)	(0.02)
Metals	21	(45,846)	(0.27)

Total unrealized depreciation on open forward contracts		(49,792)	(0.29)

Net unrealized appreciation on open forward contracts		$111,360	0.67%

*  Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	43	$18,890	0.10%
Energy	3	1,730	0.01
Grains	20	(6,256)	(0.03)
Indices	40	(13,822)	(0.07)
Interest Rates U.S.	3	(4,969)	(0.03)
Interest Rates Non-U.S.	190	16,623	0.09
Livestock	10	1,880	0.01
Metals	1	(2,960)	(0.02)
Softs	87	(17,087)	(0.09)

Total futures contracts purchased		(5,971)	(0.03)

Futures Contracts Sold
Currencies	35	48,572	0.25
Indices	9	3,592	0.02
Interest Rates U.S.	27	(2,625)	(0.02)
Interest Rates Non-U.S.	110	(530)	(0.00) *
Livestock	7	(12,145)	(0.06)
Metals	72	(10,366)	(0.05)
Softs	21	(349)	(0.00) *

Total futures contracts sold		26,149	0.14

Net unrealized appreciation on open futures contracts		$20,178	0.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$4,358,723	$69,575	0.36%
Metals	3	3,906	0.02

Total unrealized appreciation on open forward contracts		73,481	0.38

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,196,032	(45,651)	(0.24)
Metals	43	(49,319)	(0.26)

Total unrealized depreciation on open forward contracts		(94,970)	(0.50)

Net unrealized depreciation on open forward contracts		$(21,489)	(0.12)%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$10,250,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $10,249,398)	$10,248,341	53.43%

* Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$6,376	$376	$13,381	$843

Expenses:
Clearing fees	22,368	32,781	37,438	62,876
Professional fees	20,520	23,310	41,044	55,893

Total expenses	42,888	56,091	78,482	118,769

Net investment income (loss)	(36,512)	(55,715)	(65,101)	(117,926)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(79,127)	(1,617,525)	221,956	(602,577)
Net change in unrealized gains (losses) on open contracts	593,369	114,223	694,832	(391,609)

Total trading results	514,242	(1,503,302)	916,788	(994,186)

Net income (loss)	477,730	(1,559,017)	851,687	(1,112,112)
Subscriptions	-	88,000	-	644,330
Redemptions	(1,162,999)	(1,488,781)	(3,151,051)	(2,702,903)
Distributions of interest income to feeder fund	(5,818)	(376)	(9,965)	(843)

Net increase (decrease) in Partners’ Capital	(691,087)	(2,960,174)	(2,309,329)	(3,171,528)
Partners’ Capital, beginning of period	17,562,302	26,262,984	19,180,544	26,474,338

Partners’ Capital, end of period	$16,871,215	$23,302,810	$16,871,215	$23,302,810

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$30.08	$(68.88)	$50.58	$(46.04)
Net investment loss	(17.12)	(18.98)	(33.77)	(40.40)

Increase (decrease) for the period	12.96	(87.86)	16.81	(86.44)
Net asset value per Redeemable Unit, beginning of period	965.56	1,172.45	961.71	1,171.03

Net asset value per Redeemable Unit, end of period	$978.52	$1,084.59	$978.52	$1,084.59

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(7.2)%	(6.8)%	(7.0)%	(7.1)%

Operating expenses	7.3%	6.8%	7.2%	7.1%
Incentive fees	-%	-%	-%	-%

Total expenses	7.3%	6.8%	7.2%	7.1%

Total return:
Total return before incentive fees	1.3%	(7.5)%	1.7%	(7.4)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	1.3%	(7.5)%	1.7%	(7.4)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: *
Net investment loss **	(0.9)%	(0.9)%	(0.7)%	(0.9)%

Operating expenses	1.0%	0.9%	0.9%	0.9%

Total return	2.9%	(6.0)%	4.9%	(4.5)%

*	Annualized.

**	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2016 and 2015 were 883 and 1,261, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2016 and 2015, were 858 and 1,361, respectively. The monthly average number of metal forward contracts traded during the three months ended June 30, 2016 and 2015 were 72 and 182, respectively. The monthly average number of metal forward contracts traded during the six months ended June 30, 2016 and 2015 were 64 and 143, respectively. The monthly average notional value of currency forward contracts held during the three months ended June 30, 2016 and 2015 were $7,646,993 and $17,019,623, respectively. The monthly average notional value of currency forward contracts held during the six months ended June 30, 2016 and 2015 were $8,243,960 and $16,799,196, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
June 30, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$726,745	$(143,351)	$583,394	$-	$-	$583,394
Forwards	161,152	(49,792)	111,360	-	-	111,360

Total assets	$887,897	$(193,143)	$694,754	$-	$-	$694,754

Liabilities
Futures	$(143,351)	$143,351	$-	$-	$-	$-
Forwards	(49,792)	49,792	-	-	-	-

Total liabilities	$(193,143)	$193,143	$-	$-	$-	$-

Net fair value						$694,754	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$157,979	$(137,801)	$20,178	$-	$-	$20,178
Forwards	73,481	(73,481)	-	-	-	-

Total assets	$231,460	$(211,282)	$20,178	$-	$-	$20,178

Liabilities
Futures	$(137,801)	$137,801	$-	$-	$-	$-
Forwards	(94,970)	73,481	(21,489)	-	-	(21,489)

Total liabilities	$(232,771)	$211,282	$(21,489)	$-	$-	$(21,489)

Net fair value						$(1,311)	*

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2016, and December 31, 2015.

	June 30, 2016
Assets
Futures Contracts
Currencies	$28,885
Energy	11,943
Grains	55,845
Indices	21,123
Interest Rates U.S.	155,633
Interest Rates Non-U.S.	233,298
Livestock	10,340
Metals	141,847
Softs	67,831

Total unrealized appreciation on open futures contracts	726,745

Liabilities
Futures Contracts
Currencies	(15,012)
Energy	(28,256)
Grains	(14,375)
Indices	(23,275)
Interest Rates U.S.	(1,688)
Interest Rates Non-U.S.	(3,812)
Livestock	(9,712)
Metals	(39,661)
Softs	(7,560)

Total unrealized depreciation on open futures contracts	(143,351)

Net unrealized appreciation on open futures contracts	$583,394	*

Assets
Forward Contracts
Currencies	$141,550
Metals	19,602

Total unrealized appreciation on open forward contracts	161,152

Liabilities
Forward Contracts
Currencies	(3,946)
Metals	(45,846)

Total unrealized depreciation on open forward contracts	(49,792)

Net unrealized appreciation on open forward contracts	$111,360	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2016		2015		2016		2015
Currencies	$(21,871)		$(125,714)		$74,563		$(320,394)
Energy	(86,849)		(161,444)		(99,345)		(208,072)
Grains	378,614		302,962		383,678		(71,032)
Indices	(253,024)		(338,836)		(411,685)		163,602
Interest Rates U.S.	186,617		(152,478)		399,703		99,248
Interest Rates non-U.S.	425,511		(635,730)		997,184		(53,209)
Livestock	18,413		(59,542)		8,155		9,747
Metals	(138,491)		(373,167)		(370,361)		(409,897)
Softs	5,322		40,647		(65,104)		(204,179)

Total	$514,242	*	$(1,503,302)	*	$916,788	*	$(994,186)	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015, and for the periods ended June 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$726,745	$726,745	$-	$-
Forwards	161,152	19,602	141,550	-

Total assets	$887,897	$746,347	$141,550	$-

Liabilities
Futures	$143,351	$143,351	$-	$-
Forwards	49,792	45,846	3,946	-

Total liabilities	$193,143	$189,197	$3,946	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
Futures	$157,979	$157,979	$-	$-
Forwards	73,481	3,906	69,575	-
U.S. Treasury bills	10,248,341	-	10,248,341	-

Total assets	$10,479,801	$161,885	$10,317,916	$-

Liabilities
Futures	$137,801	$137,801	$-	$-
Forwards	94,970	49,319	45,651	-

Total liabilities	$232,771	$187,120	$45,651	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 0.3% to 16.4% of the Partnership’s/Master’s contracts are traded OTC.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in its trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, U.S. Treasury bills at fair value and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits if any.

For the six months ended June 30, 2016, Partnership’s capital decreased 8.0% from $18,153,600 to $16,700,247. This decrease was attributable to redemptions of 1,809.5560 Redeemable Units totaling $1,760,969, which was partially offset by the net income of $307,616. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits if any.

For the six months ended June 30, 2016, the Master’s capital decreased 12.0% from $19,180,544 to $16,871,215. This decrease was attributable to redemptions of $3,151,051 and distribution of interest income to the Partnership totaling $9,965, which was partially offset by the net income of $851,687. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the financial statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit increased 1.3% from $965.56 to $978.52 as compared to a decrease of 7.5% in the second quarter of 2015. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2016 of $514,242. Gains were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates, livestock, and softs and were partially offset by losses in currencies, energy, indices, and metals. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $1,503,302. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, livestock, metals and U.S. and non-U.S. interest rates and were partially offset by gains in grains and softs.

The most significant gains were recorded in the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were experienced during April and June from long positions in soybean futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports. Additional gains were experienced from long positions in sugar futures, primarily during June, as prices climbed higher amid speculation India’s newly imposed duty on sugar exports could further tighten the world sugar market. The Partnership’s trading gains for the quarter were partially offset by trading losses within the global stock index sector during April and June from short positions in European and U.S. equity index futures as prices rallied early in the month amid signs of optimism about the global economy and as data showed euro-zone economic growth quickened more than analysts predicted during the first quarter. Within the metals sector, losses were recorded during May from long positions in gold futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses in the metals sector were incurred throughout the second quarter from positions in copper, aluminum, and nickel futures. Within the energy sector, losses were recorded during June from short positions in natural gas futures as prices advanced as warm weather forecasts stoked expectations for strong demand this summer. Additional losses in the energy sector were incurred from positions in gasoline and heating oil futures during June.

During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit increased 1.7% from $961.71 to $978.52 as compared to a decrease of 7.4% during the six months ended June 30, 2015. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2016 of $916,788. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, and livestock and were partially offset by losses in energy, indices, metals, and softs. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2015 of $994,186. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs, and non-U.S. interest rates and were partially offset by gains in indices, livestock and U.S. interest rates.

The most significant gains were recorded in the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Additional gains in the global interest rate sector were experienced during January and February from long positions in European, Pacific Rim, and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Within the agricultural sector, gains were experienced during April and June from long positions in soybean futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports. Additional gains were experienced from long positions in sugar futures, primarily during June, as prices climbed higher amid speculation India’s newly imposed duty on sugar exports could further tighten the world sugar market. Within the currency sector, gains were experienced during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the yen, which has long been considered a “safe haven” investment in times of market apprehension, rallied after the U.K. decided to leave the European Union. Additional currency gains were recorded during January from short positions in the British pound. The Partnership’s trading gains for the first six months of the year were partially offset by trading losses within the global stock index sector during March, April, and June from short positions in European and U.S. equity index futures as prices rallied amid signs of optimism about the global economy, a rebound in commodity prices, and as data showed economic growth quickened more than analysts predicted during the first quarter. Within the metals sector, losses were recorded during May from long positions in gold futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses in the metals sector were incurred throughout the second quarter from positions in copper and aluminum futures. Within the energy sector, losses were recorded during June from short positions in natural gas futures as prices advanced as warm weather forecasts stoked expectations for strong demand this summer. Additional losses in the energy sector were incurred from positions in gasoline and heating oil futures during June.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income for the three and six months ended June 30, 2016 increased by $6,000 and $12,538, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s and the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual funds purchased by the Partnership and/or the Master and (3) interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 decreased by $37,220 and $79,084, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $37,191 and $79,002, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 decreased by $18,595 and $39,501, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three and six months ended June 30, 2016 and 2015. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by the Partnership and the Master are acquired for speculative trading purposes. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2016 and December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, the Master’s total capitalization was $16,871,215. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of June 30, 2016 was as follows:

June 30, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$130,347	0.77%	$428,594	$101,491	$253,053
Energy	140,250	0.83	145,915	6,765	80,025
Grains	63,845	0.38	214,358	63,845	124,279
Indices	148,472	0.88	315,567	126,726	226,152
Interest Rates U.S.	171,507	1.02	220,215	32,698	149,560
Interest Rates Non-U.S.	324,496	1.92	425,144	158,756	286,816
Livestock	45,243	0.27	64,103	42,867	49,022
Metals	364,501	2.16	388,607	85,667	247,855
Softs	104,111	0.62	139,821	51,099	92,996

Total	$1,492,772	8.85%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2016, there were no subscriptions of Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures and forward contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	311.2080	$973.91	N/A	N/A
May 1, 2016 - May 31, 2016	417.9820	$939.42	N/A	N/A
June 1, 2016 - June 30, 2016	89.1980	$978.52	N/A	N/A
	818.3880	$956.80

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

(j)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of the State of New York, dated August 7, 2013, (filed as Exhibit 3.2(i) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(a)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3

Escrow Agreement among the General Partner, Morgan Stanley Wealth Management LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(a)

Amendment No. 5 to the Escrow Agreement among the General Partner, Morgan Stanley Wealth Management LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

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

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016