Form 10-Q
period 2016-09-30
WESTPORT FUTURES FUND L.P.
filed 2016-11-10
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes         No X

As of October 31, 2016, 15,011.7287 Limited Partnership Redeemable Units were outstanding.

WESTPORT FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Westport Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:

Investment in the Master(1), at fair value	$14,785,303	$19,181,327
Cash at MS&Co.	92,229	110,752
Cash at bank	412	-

Total assets	$14,877,944	$19,292,079

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$24,797	$32,153
Management fees	24,575	31,895
General Partner fees	12,287	15,948
Professional fees	108,189	122,669
Redemptions payable to General Partner	75,000	-
Redemptions payable to Limited Partners	361,101	935,814

Total liabilities	605,949	1,138,479

Partners’ Capital:
General Partner, 168.0169 and 248.2379 Redeemable Units outstanding at September 30, 2016 and December 31, 2015	157,083	238,732
Limited Partners, 15,097.4067 and 18,628.2377 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	14,114,912	17,914,868

Total partners’ capital (net asset value)	14,271,995	18,153,600

Total liabilities and partners’ capital	$14,877,944	$19,292,079

Net asset value per Redeemable Unit	$934.92	$961.71

(1) Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master	$7,032	$254	$20,413	$1,097

Expenses:
Expenses allocated from the Master	42,971	53,622	121,453	172,391
Ongoing selling agent fees	80,599	110,780	257,880	367,145
Management fees	79,937	110,053	255,902	365,020
General Partner fees	39,968	55,026	127,950	182,509
Professional fees	50,960	65,505	153,803	200,413

Total expenses	294,435	394,986	916,988	1,287,478

Net investment loss	(287,403)	(394,732)	(896,575)	(1,286,381)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(170,140)	(647,055)	51,816	(1,249,632)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(264,603)	76	430,229	(391,533)

Total trading results	(434,743)	(646,979)	482,045	(1,641,165)

Net income (loss)	(722,146)	(1,041,711)	(414,530)	(2,927,546)
Subscriptions - Limited Partners	-	1,479,000	-	2,123,330
Redemptions - Limited Partners	(1,631,106)	(2,224,489)	(3,392,075)	(4,134,157)
Redemptions - General Partner	(75,000)	-	(75,000)	-

Net increase (decrease) in Partners’ Capital	(2,428,252)	(1,787,200)	(3,881,605)	(4,938,373)
Partners’ Capital, beginning of period	16,700,247	22,913,467	18,153,600	26,064,640

Partners’ Capital, end of period	$14,271,995	$21,126,267	$14,271,995	$21,126,267

Net asset value per Redeemable Unit (15,265.4236 and 20,404.5026 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$934.92	$1,035.37	$934.92	$1,035.37

Net income (loss) per Redeemable Unit*	$(43.60)	$(49.22)	$(26.79)	$(135.66)

Weighted average Redeemable Units outstanding	16,556.3369	20,954.0376	17,544.6955	21,693.9143

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2016.

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in a non-trading account at JP Morgan Chase Bank, N.A.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of September 30, 2016 and December 31, 2015, the Partnership owned 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained by MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2016, and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation: The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

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

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $(10,923) (proceeds of $10,578) and $(50,189) (proceeds of $51,168) as of September 30, 2016 and December 31, 2015, respectively.

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

Net Income (Loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies”. See Note 3, “Financial Highlights.”

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2016 and 2015, are presented below:

Rabar Master Fund L. P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0, and $10,249,398 at September 30, 2016 and December 31, 2015, respectively)	$-	$10,248,341
Cash at MS&Co.	12,581,805	7,722,577
Cash margin	1,794,691	1,233,230
Net unrealized appreciation on open futures contracts	305,081	20,178
Net unrealized appreciation on open forward contracts	125,161	-

Total equity in trading account	14,806,738	19,224,326

Cash at bank	412	-

Total assets	$14,807,150	$19,224,326

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$21,489
Accrued expenses:
Professional fees	23,624	22,293

Total liabilities	23,624	43,782

Partners’ Capital:
General Partner	-	-
Limited Partner	14,783,526	19,180,544

Total partners’ capital (net asset value)	14,783,526	19,180,544

Total liabilities and partners’ capital	$14,807,150	$19,224,326

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	24	$25,991	0.17%
Energy	16	31,968	0.22
Grains	52	(395)	0.00 *
Indices	108	63,506	0.43
Interest Rates U.S.	53	(1,320)	(0.01)
Interest Rates Non-U.S.	470	79,749	0.54
Metals	28	(30,583)	(0.21)
Softs	67	8,310	0.06

Total futures contracts purchased		177,226	1.20

Futures Contracts Sold
Currencies	30	13,561	0.09
Energy	1	(3,650)	(0.02)
Interest Rates Non-U.S.	43	(2,567)	(0.02)
Livestock	34	115,536	0.78
Metals	24	6,193	0.04
Softs	36	(1,218)	(0.01)

Total futures contracts sold		127,855	0.86

Net unrealized appreciation on open futures contracts		$305,081	2.06%

Unrealized Appreciation on Open Forward Contracts
Currencies	$3,596,855	$59,071	0.40%
Metals	38	121,231	0.82

Total unrealized appreciation on open forward contracts		180,302	1.22

Unrealized Depreciation on Open Forward Contracts
Currencies	$643,707	(3,345)	(0.02)
Metals	18	(51,796)	(0.35)

Total unrealized depreciation on open forward contracts		(55,141)	(0.37)

Net unrealized appreciation on open forward contracts		$125,161	0.85%

* Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	43	$18,890	0.10%
Energy	3	1,730	0.01
Grains	20	(6,256)	(0.03)
Indices	40	(13,822)	(0.07)
Interest Rates U.S.	3	(4,969)	(0.03)
Interest Rates Non-U.S.	190	16,623	0.09
Livestock	10	1,880	0.01
Metals	1	(2,960)	(0.02)
Softs	87	(17,087)	(0.09)

Total futures contracts purchased		(5,971)	(0.03)

Futures Contracts Sold
Currencies	35	48,572	0.25
Indices	9	3,592	0.02
Interest Rates U.S.	27	(2,625)	(0.02)
Interest Rates Non-U.S.	110	(530)	(0.00) **
Livestock	7	(12,145)	(0.06)
Metals	72	(10,366)	(0.05)
Softs	21	(349)	(0.00) **

Total futures contracts sold		26,149	0.14

Net unrealized appreciation on open futures contracts		$20,178	0.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$4,358,723	$69,575	0.36%
Metals	3	3,906	0.02

Total unrealized appreciation on open forward contracts		73,481	0.38

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,196,032	(45,651)	(0.24)
Metals	43	(49,319)	(0.26)

Total unrealized depreciation on open forward contracts		(94,970)	(0.50)

Net unrealized depreciation on open forward contracts		$(21,489)	(0.12)%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$10,250,000	3/3/2016	U.S. Treasury bills, 0.015% * (Amortized cost of $10,249,398)	$10,248,341	53.43%

*	Liquid non-cash held as collateral.
**	Due to rounding

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L. P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$7,032	$254	$20,413	$1,097

Expenses:
Clearing fees	22,867	30,595	60,305	93,471
Professional fees	20,104	23,027	61,148	78,920

Total expenses	42,971	53,622	121,453	172,391

Net investment income (loss)	(35,939)	(53,368)	(101,040)	(171,294)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(170,140)	(647,055)	51,816	(1,249,632)
Net change in unrealized gains (losses) on open contracts	(264,603)	76	430,229	(391,533)

Total trading results	(434,743)	(646,979)	482,045	(1,641,165)

Net income (loss)	(470,682)	(700,347)	381,005	(1,812,459)
Subscriptions	-	1,479,000	-	2,123,330
Redemptions	(1,609,975)	(2,611,473)	(4,761,026)	(5,314,376)
Distributions of interest income to feeder fund	(7,032)	(147)	(16,997)	(990)

Net increase (decrease) in Partners’ Capital	(2,087,689)	(1,832,967)	(4,397,018)	(5,004,495)
Partners’ Capital, beginning of period	16,871,215	23,302,810	19,180,544	26,474,338

Partners’ Capital, end of period	$14,783,526	$21,469,843	$14,783,526	$21,469,843

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit oustanding throughout the period): *
Net realized and unrealized gains (losses)	$(26.24)	$(30.37)	$24.31	$(76.41)
Net investment loss	(17.36)	(18.85)	(51.10)	(59.25)

Increase (decrease) for the period	(43.60)	(49.22)	(26.79)	(135.66)
Net asset value per Redeemable Unit, beginning of period	978.52	1,084.59	961.71	1,171.03

Net asset value per Redeemable Unit, end of period	$934.92	$1,035.37	$934.92	$1,035.37

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: (**)
Net investment loss (***)	(7.3)%	(7.2)%	(7.1)%	(7.2)%

Operating expenses	7.5%	7.2%	7.3%	7.2%
Incentive fees	-%	-%	-%	-%

Total expenses	7.5%	7.2%	7.3%	7.2%

Total return:
Total return before incentive fees	(4.5)%	(4.5)%	(2.8)%	(11.6)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(4.5)%	(4.5)%	(2.8)%	(11.6)%

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: *
Net investment loss **	(0.9)%	(0.9)%	(0.8)%	(0.9)%

Operating expenses	1.1%	1.0%	0.9%	0.9%

Total return	(2.9)%	(3.0)%	1.9%	(7.4)%

*	Annualized.

**	Interest income less total expenses.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2016 and 2015 were 976 and 1,071, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2016 and 2015 were 897 and 1,264, respectively. The monthly average number of metal forward contracts traded during the three months ended September 30, 2016 and 2015 were 86 and 60, respectively. The monthly average number of metal forward contracts traded during the nine months ended September 30, 2016 and 2015 were 72 and 115, respectively. The monthly average notional value of currency forward contracts held during the three months ended September 30, 2016 and 2015 were $6,178,632 and $15,674,550, respectively. The monthly average notional value of currency forward contracts held during the nine months ended September 30, 2016 and 2015 were $7,555,517 and $16,424,314, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
September 30, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$419,996	$(114,915)	$305,081	$-	$-	$305,081
Forwards	180,302	(55,141)	125,161	-	-	125,161

Total assets	$600,298	$(170,056)	$430,242	$-	$-	$430,242

Liabilities
Futures	$(114,915)	$114,915	$-	$-	$-	$-
Forwards	(55,141)	55,141	-	-	-	-

Total liabilities	$(170,056)	$170,056	$-	$-	$-	$-

Net fair value						$430,242	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$157,979	$(137,801)	$20,178	$-	$-	$20,178
Forwards	73,481	(73,481)	-	-	-	-

Total assets	$231,460	$(211,282)	$20,178	$-	$-	$20,178

Liabilities
Futures	$(137,801)	$137,801	$-	$-	$-	$-
Forwards	(94,970)	73,481	(21,489)	-	-	(21,489)

Total liabilities	$(232,771)	$211,282	$(21,489)	$-	$-	$(21,489)

Net fair value						$(1,311)	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2016, and December 31, 2015.

	September 30, 2016
Assets
Futures Contracts
Currencies	$42,715
Energy	33,768
Grains	4,280
Indices	78,921
Interest Rates U.S.	8,125
Interest Rates Non-U.S.	87,495
Livestock	115,536
Metals	14,367
Softs	34,789

Total unrealized appreciation on open futures contracts	419,996

Liabilities
Futures Contracts
Currencies	(3,163)
Energy	(5,450)
Grains	(4,675)
Indices	(15,415)
Interest Rates U.S.	(9,445)
Interest Rates Non-U.S.	(10,313)
Metals	(38,757)
Softs	(27,697)

Total unrealized depreciation on open futures contracts	(114,915)

Net unrealized appreciation on open futures contracts	$305,081	*

Assets
Forward Contracts
Currencies	$59,071
Metals	121,231

Total unrealized appreciation on open forward contracts	180,302

Liabilities
Forward Contracts
Currencies	(3,345)
Metals	(51,796)

Total unrealized depreciation on open forward contracts	(55,141)

Net unrealized appreciation on open forward contracts	$125,161	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2016		2015		2016		2015
Currencies	$(183,278)		$(79,748)		$(108,715)		$(400,142)
Energy	(49,244)		(144,491)		(148,589)		(352,563)
Grains	(201,932)		(461,072)		181,746		(532,104)
Indices	37,169		(636,041)		(374,516)		(472,439)
Interest Rates U.S.	(133,797)		91,921		624,493		191,169
Interest Rates non-U.S.	(4,120)		146,522		634,477		93,313
Livestock	244,505		125,710		252,660		135,457
Metals	(185,559)		407,059		(555,920)		(2,838)
Softs	41,513		(96,839)		(23,591)		(301,018)

Total	$(434,743)	*	$(646,979)	*	$482,045	*	$(1,641,165)	*

*    This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015, and for the periods ended September 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$419,996	$419,996	$-	$-
Forwards	180,302	121,231	59,071	-

Total assets	$600,298	$541,227	$59,071	$-

Liabilities
Futures	$114,915	$114,915	$-	$-
Forwards	55,141	51,796	3,345	-

Total liabilities	$170,056	$166,711	$3,345	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
Futures	$157,979	$157,979	$-	$-
Forwards	73,481	3,906	69,575	-
U.S. Treasury bills	10,248,341	-	10,248,341	-

Total assets	$10,479,801	$161,885	$10,317,916	$-

Liabilities
Futures	$137,801	$137,801	$-	$-
Forwards	94,970	49,319	45,651	-

Total liabilities	$232,771	$187,120	$45,651	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 0.0% to 12.9% of the Partnership’s/Master’s contracts are traded OTC.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in its trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, U.S. Treasury bills at fair value and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of its partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits if any.

For the nine months ended September 30, 2016, Partnership’s capital decreased 21.4% from $18,153,600 to $14,271,995. This decrease was attributable to redemptions of 3,530.8310 limited partner Redeemable Units totaling $3,392,075 and 80.2210 General Partner Redeemable Units totaling $75,000, coupled with the net loss of $414,530. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of its partners increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits if any.

For the nine months ended September 30, 2016, the Master’s capital decreased 22.9% from $19,180,544 to $14,783,526. This decrease was attributable to redemptions of $4,761,026 and distribution of interest income to the Partnership totaling $16,997, which was partially offset by the net income of $381,005. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit decreased 4.5% from $978.52 to $934.92 as compared to a decrease of 4.5% in the third quarter of 2015. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $434,743. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2015 of $646,979. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices and softs, and were partially offset by gains in livestock, metals, and U.S. and non-U.S. interest rates.

The most significant losses were recorded in the currency sector during August and September from short positions in the euro versus the U.S. dollar as the relative value of the euro rebounded after concern regarding the U.K. referendum vote to leave the E.U. subsided and the relative value of the dollar decreased following the Fed meeting decision not to tighten monetary policy in late September. Additional losses were incurred from positions in the Swiss franc and British pound. Within the metals sector, losses were incurred during August from long positions in gold futures as prices declined after a better-than-expected U.S. jobs report reduced “safe-haven” demand for the precious metals. Additional losses were incurred during September from short copper futures positions as prices rose. Within the global interest rate sector, losses were incurred during August from long positions in U.S. fixed income futures as prices declined as U.S. Federal Reserve Chair Janet Yellen’s hawkish comments on U.S. monetary policy bolstered speculation that the central bank could raise interest rates in the coming months. Within the energy sector, losses were recorded during July and August from long positions in natural gas futures as prices retreated after U.S. government data showed U.S. stockpiles grew more than expected. The Partnership’s trading losses for the quarter were partially offset by trading gains within the agricultural sector during August and September from long positions in sugar futures as prices moved higher due to unfavorable growing conditions threatening crop yields in Brazil and India, the world’s largest sugar cane growers. Additional gains were experienced from positions in wheat and cattle futures. Within the global stock index sector, gains were experienced during July and August from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy is growing solidly and pushing prices higher.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit decreased 2.8% from $961.71 to $934.92 as compared to a decrease of 11.6% during the nine months ended September 30, 2015. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2016 of $482,045. Gains were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, indices, metals, and softs. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2015 of $1,641,165. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, metals and softs and were partially offset by gains in livestock, and U.S. and non-U.S. interest rates.

The most significant losses were recorded within the metals sector during May and August from long positions in gold futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses in the metals sector were incurred throughout the second quarter from positions in copper and aluminum futures. Within the global stock index sector, losses were incurred primarily during June from short positions in European and U.S. equity index futures as prices rallied amid signs of optimism about the global economy, a rebound in commodity prices, and as data showed economic growth quickened more than analysts predicted during the first quarter. Within the energy sector, losses were recorded during August from long positions in natural gas futures as prices retreated after U.S. government data showed U.S. stockpiles grew more than expected. Within the currency sector, losses were incurred during May from long positions in the Swiss franc, British pound, Canadian dollar, and Australian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased. The Partnership’s trading losses for the first nine months of the year were offset by trading gains within the global interest rate sector, primarily during June, from long positions in European and U.S. fixed income futures as prices advanced following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were experienced during April and June from long positions in soybean futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports. Additional gains were experienced from long positions in sugar futures, primarily during June and September, as prices climbed higher.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income for the three and nine months ended September 30, 2016 increased by $6,778 and $19,316, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S.Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Master and (3) interest rates over which the Partnership, the Master or MS&Co. has no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2016 decreased by $30,181 and $109,265, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2016 decreased by $30,116 and $109,118, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2016 decreased by $15,058 and $54,559, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three and nine months ended September 30, 2016 and 2015. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by the Partnership and the Master are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2016 and December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Master’s total capitalization was $14,783,526. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of September 30, 2016 was as follows:

September 30, 2016

			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$342,322	2.32%	$466,882	$133,376	$292,870
Energy	62,041	0.42	189,772	33,583	99,730
Grains	56,739	0.38	113,172	24,475	40,216
Indices	431,890	2.92	754,807	155,291	467,082
Interest Rates U.S.	72,073	0.48	181,214	29,926	98,496
Interest Rates Non-U.S.	317,908	2.15	413,866	188,779	323,847
Livestock	55,655	0.38	79,035	47,091	66,127
Metals	283,827	1.92	650,094	218,804	411,724
Softs	144,637	0.98	169,585	64,557	113,769

Total	$1,767,092	11.95%

* Average of month-end Values at Risk.

As of December 31, 2015, the Master’s total capitalization was $19,180,544. The Partnership owned approximately 100% of Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were no subscriptions of Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures and forward contracts, and any other rights or interests pertaining thereto including interests in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	196.7100	$1,011.34	N/A	N/A
August 1, 2016 - August 31, 2016	1,138.3280	$940.91	N/A	N/A
September 1, 2016 - September 30, 2016	386.2370	$934.92	N/A	N/A
	1,721.2750	$947.61

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

(f)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(g) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(h)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

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

10.5

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner, and Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management), dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.6

Amended and Restated Master Services Agreement, among the Partnership, Ceres Managed Futures LLC and SS&C Technologies, Inc., effective March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016