Form 10-K
period 2016-12-31
WESTPORT FUTURES FUND L.P.
filed 2017-03-28
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes   ☐     No   ☒

Limited Partnership Redeemable Units with an aggregate value of $16,457,342 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 13,029.6177 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General development of business. Westport Futures Fund L.P., (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on March 21, 1997, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forwards, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interests in commodity pools. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading on August 1, 1997. The commodity interests that are indirectly traded by the Partnership, through its investment in Rabar Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

Subscriptions of additional Redeemable Units and General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data”.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. All trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar” or the “Advisor”).

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership and the Master also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2016 through December 31, 2016, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2016 and 2015, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended December 31, 2016, 2015 and 2014, the Master engaged in such trading through a commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2047; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profit, if any, net of distributions or redemptions and losses, if any.

The General Partner administers the business and affairs of the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly fee (“General Partner fee”) in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of adjusted month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating the General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

Effective December 1, 2012, the General Partner entered into a management agreement with the Rabar, a registered commodity trading advisor (the “Management Agreement”). The Advisor is not affiliated with the General Partner or MS&Co. and CGM and is not responsible for the organization or operation of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/12 of 2% (2% per year) of month-end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon 30 days’ notice by either party.

Prior to and during part of the third quarter of 2013, the Partnership was party to a customer agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”) and, during the fourth quarter of 2013, a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), as amended (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. MS&Co. clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

(b) Financial information about segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2016 was $12,619,249.

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

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership, through its investment in the Master. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including trading and transaction, ongoing selling agent, clearing and management fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the fact that:

1.	The General Partner and the Partnership’s/the Master’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s/the Master’s commodity broker, the General Partner, and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or swap execution facility to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the general partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the advisor or other third-party service providers.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (CFTC) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such action

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2017 was 381.

(c)	Dividends. The Partnership did not declare any distributions in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2016, there were no subscriptions of Redeemable Units. For the twelve months ended December 31, 2015, there were subscriptions of 1,907.1760 Redeemable Units totaling $2,123,330. For the twelve months ended December 31, 2014, there were subscriptions of 2,365.5570 Redeemable Units totaling $2,518,092.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	85.6780	$883.45	N/A	N/A
November 1, 2016 - November 30, 2016	1,314.6900	$912.72	N/A	N/A
December 1, 2016 - December 31, 2016	130.2670	$919.87	N/A	N/A
	1,530.6350	$911.69

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Redeemable Unit and total assets as of December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$477,154	$(2,777,630)	$6,025,629	$408,358	$(11,437,864)
Total investment income	27,531	1,235	3,888	8,290	20,427
Total expenses	(1,161,497)	(1,628,102)	(2,052,819)	(2,574,522)	(3,536,397)

Net income (loss)	$(656,812)	$(4,404,497)	$3,976,698	$(2,157,874)	$(14,953,834)

Increase (decrease) in net asset per Redeemable Unit	$(41.84)	$(209.32)	$163.01	$(77.42)	$(430.78)

Net asset value per Redeemable Unit	$919.87	$961.71	$1,171.03	$1,008.02	$1,085.44

Total assets	$12,926,515	$19,292,079	$26,480,194	$26,107,154	$31,215,455

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, aims to achieve substantial capital appreciation through speculative trading, directly and indirectly in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership, through its investment in the Master may employ futures, option on futures, forward, option on forward, spot and swap contracts and cash commodities and any other rights or interests pertaining thereto, in those markets.

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

(a) Liquidity.

The Partnership does not engage in the sales of goods or services. Its assets are (i) investment in the Master, and (ii) equity in its trading account, consisting of cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and U.S. Treasury bills at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

To minimize the risk relating to low margin deposits, the Partnership and the Master follow certain trading policies, including:

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

From January 1, 2016, through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 9.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time, approximately 0.0% to 21.0% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM or their affiliates, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master remain subject to such risks with respect to MS&Co.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, clearing, General Partner and management fees and expenses allocated from the Master. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2016, there were no subscriptions of Redeemable Units. For the year ended December 31, 2015, there were subscriptions of 1,907.1760 Redeemable Units totaling $2,123,330. For the year ended December 31, 2014, there were subscriptions of 2,365.5570 Redeemable Units totaling $2,518,092.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2016, 5,061.4660 Redeemable Units were redeemed totaling $4,787,540 and 96.5270 General Partner Redeemable Units were redeemed totaling $89,999. For the year ended December 31, 2015, 5,288.5760 Redeemable Units were redeemed totaling $5,629,873. For the year ended December 31, 2014, 5,366.5700 Redeemable Units were redeemed totaling $5,885,259 and 58.8500 General Partner Redeemable Units were redeemed totaling $65,700.

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

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased 4.4% from $961.71 to $919.87. For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 17.9% from $1,171.03 to $961.71. For the year ended December 31, 2014, the net asset value per Redeemable Unit increased 16.2% from $1,008.02 to $1,171.03.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2016 of $477,154. Gains were primarily attributable to the trading of commodity futures in grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, indices, metals and softs. The net trading gains or losses realized from the Partnership and the Master are disclosed under “Item 8 Financial Statements and Supplementary Data”.

The most significant losses were recorded within the energy sector during August from long positions in natural gas futures as prices retreated after U.S. government data showed U.S. stockpiles grew more than expected. Additional losses in this sector were incurred during October from long positions in crude oil and its related products as prices tumbled to a one-month low after OPEC and other major producers failed to reach an accord for the purpose of reducing the global crude surplus. Within the metals sector, losses were incurred during May and August from long positions in gold futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses in the metals sector were incurred throughout the year from positions in platinum, aluminum, and nickel futures. Within the currency sector, losses were incurred during May from long positions in the New Zealand dollar, Australian dollar, and Canadian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased. Within the global stock index sector, losses were incurred primarily during June from short positions in European equity index futures as prices rallied amid signs of optimism about the global economy, a rebound in commodity prices, and as data showed economic growth quickened more than analysts predicted during the first quarter. The Partnership’s trading losses for the year were offset by trading gains within the global interest rate sector, primarily during June, from long positions in European and U.S. fixed income futures as prices advanced following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Additional gains were recorded in January and February from long positions in European and Japanese fixed income futures. Within the agricultural sector, gains were experienced during April and June from long positions in soybean futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports. Additional gains were experienced from long positions in sugar futures, primarily during June and September, as prices climbed higher. Further gains in the agricultural sector were experienced throughout the year from positions in hogs, rubber, and cattle futures.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income for the three and twelve months ended December 31, 2016 increased by $6,980 and $26,296, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2016 decreased by $33,403 and $142,668, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2016 decreased by $33,334 and $142,452, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2016 decreased by $16,667 and $71,226, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding period in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three and twelve months ended December 31, 2016 and 2015. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays other professional fees and expenses, which generally include legal, accounting expenses, certain offering costs, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2016 and 2015 were $196,239 and $254,480, respectively.

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

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure, that constrain the Partnership’s and the Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership and the Master participates. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in the Master. The fair value of the investment in the Master is determined based on the Partnership’s (1) net contribution and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Master.

Additionally, the Master’s investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, are carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

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

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance and the Partnership’s and the Master’s past performance is not necessarily indicative of their future results.

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

Materiality as used in this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s and/or the Master’s market sensitive instruments.

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

The Partnership’s and the Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2016 and 2015, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

As of December 31, 2016, the Master’s total capitalization was $12,819,502. The Partnership owned approximately 100% of the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$289,641	2.26%	$503,024	$77,168	$293,902
Energy	324,940	2.53	324,940	-	85,221
Grains	204,803	1.60	214,358	4,400	96,134
Indices	586,443	4.57	754,807	72,009	335,172
Interest Rates U.S.	41,580	0.32	220,215	14,635	105,503
Interest Rates Non-U.S.	161,424	1.26	425,144	48,036	255,657
Livestock	31,828	0.25	79,035	6,426	44,061
Metals	223,993	1.75	650,094	85,667	277,921
Softs	119,240	0.93	208,890	39,930	94,168

Total	$1,983,892	15.47%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, the Master’s total capitalization was $19,180,544. The Partnership owned approximately 100% of the Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

		December 31, 2015
			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$317,041	1.65%	$929,435	$178,351	$491,411
Energy	7,425	0.04	330,550	5,280	58,453
Grains	28,160	0.15	313,905	8,745	109,545
Indices	253,585	1.32	920,945	48,103	462,347
Interest Rates U.S.	38,578	0.20	195,965	10,789	100,768
Interest Rates non-U.S.	199,927	1.04	643,373	80,303	359,436
Livestock	28,793	0.15	99,495	9,240	38,912
Metals	231,376	1.21	585,045	63,800	278,696
Softs	100,588	0.52	333,400	46,842	111,852

Total	$1,205,473	6.28%

*	Annual average of month-end Value at Risk.

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

“Materiality,” as used in this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s primary exposures were in the Dow Jones Euro STOXX 50, IBEX 35 (Spain), FTSE 100 (United Kingdom), Dow Industrials 30 (U.S.), CAC 40 (France), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of copper, aluminum, and gold.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn and wheat accounted for the majority of the Partnership’s grain exposure as of December 31, 2016.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, cotton, cocoa and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2016.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Master as of December 31, 2016.

Foreign Currency Balances. The Master may hold various foreign currency balances. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Master’s non- trading risk.

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

Item 8. Financial Statements and Supplementary Data.

WESTPORT FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements.

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

The management of Westport Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Westport Futures Fund L.P.	Westport Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Westport Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Westport Futures Fund L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Westport Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Westport Futures Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Investment in the Master, at fair value (Note 1)	$12,822,628	$19,181,327
Cash at MS&Co. (Note 3c)	103,670	110,752
Cash at bank (Note 1)	217	-

Total assets	$12,926,515	$19,292,079

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$21,544	$32,153
Management fees (Note 3b)	21,310	31,895
General Partner fees (Note 3a)	10,655	15,948
Professional fees	118,929	122,669
Redemptions payable to General Partner (Note 6)	14,999	-
Redemptions payable to Limited Partners (Note 6)	119,829	935,814

Total liabilities	307,266	1,138,479

Partners’ Capital: (Note 1 and 6)
General Partner, 151.7109 and 248.2379 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	139,555	238,732
Limited Partners, 13,566.7717 and 18,628.2377 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	12,479,694	17,914,868

Total partners’ capital (net asset value)	12,619,249	18,153,600

Total liabilities and partners’ capital	$12,926,515	$19,292,079

Net asset value per Redeemable Unit	$919.87	$961.71

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income allocated from the Master (Note 3c)	$27,531	$1,235	$3,888

Expenses:
Expenses allocated from the Master	155,327	207,345	300,988
Ongoing selling agent fees (Note 3d)	325,589	468,257	876,455
Management fees (Note 3b)	322,895	465,347	528,019
General Partner fees (Note 3a)	161,447	232,673	66,677
Professional fees	196,239	254,480	280,680

Total expenses	1,161,497	1,628,102	2,052,819

Net investment loss	(1,133,966)	(1,626,867)	(2,048,931)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	310,089	(1,912,058)	6,291,570
Net change in unrealized gains (losses) on open contracts allcoated from the Master	167,065	(865,572)	(265,941)

Total trading results	477,154	(2,777,630)	6,025,629

Net income (loss)	$(656,812)	$(4,404,497)	$3,976,698

Net income (loss) per Redeemable Unit * (Note 7)	$(41.84)	$(209.32)	$163.01

Weighted average Redeemable Units outstanding	16,851.0404	21,294.5404	24,469.8346

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2013	$25,211,258	$309,551	$25,520,809
Net income (loss)	3,929,855	46,843	3,976,698
Subscriptions of 2,365.5570 Redeemable Units	2,518,092	-	2,518,092
Redemptions of 5,366.5700 Redeemable Units and 58.8500 General Partner Redeemable Units	(5,885,259)	(65,700)	(5,950,959)

Partners’ Capital, December 31, 2014	25,773,946	290,694	26,064,640
Net income (loss)	(4,352,535)	(51,962)	(4,404,497)
Subscriptions of 1,907.1760 Redeemable Units	2,123,330	-	2,123,330
Redemptions of 5,288.5760 Redeemable Units	(5,629,873)	-	(5,629,873)

Partners’ Capital, December 31, 2015	17,914,868	238,732	18,153,600
Net income (loss)	(647,634)	(9,178)	(656,812)
Redemptions of 5,061.4660 Redeemable Units and 96.5270 General Partner Redeemable Units	(4,787,540)	(89,999)	(4,877,539)

Partners’ Capital, December 31, 2016	$12,479,694	$139,555	$12,619,249

Net asset value per Redeemable Unit:

2014:	$1,171.03

2015:	$961.71

2016:	$919.87

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Partnership are made by Rabar Market Research Inc. (“Rabar” or the “Advisor”).

During the periods covered in this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co, LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

As of December 31, 2016 and 2015, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

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

Westport Futures Fund L.P.

Notes to Financial Statements

e.

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

f.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies”. See Note 7, “Financial Highlights.”

i.

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

The General Partner administers the business and affairs of the Partnership. The General Partner has agreed to make capital contributions so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of the Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of adjusted month-end net assets.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests are deposited in the Partnership’s account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Westport Futures Fund L.P.

Notes to Financial Statements

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.25% per year of the month-end Net Assets of the Partnership. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 3.0% per year of the month-end Net Assets of the Partnership. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to 2.0% per year of the month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the General Partner fee, the incentive fee accrued, other expenses and any redemptions or distributions as of the end of such month.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown on the Statements of Income and Expenses.

The Master has entered into a futures brokerage account agreement with MS&Co. (the “Master Customer Agreement” and together with the Partnership Customer Agreement, the “Customer Agreements”).

The Customer Agreements give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s ownership of the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also directly charged at the Partnership level. All other fees are charged at the Partnership level.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” in the attached Master’s financial statements.

5.	Fair Value Measurements:

See Notes 2 and 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement”.

Westport Futures Fund L.P.

Notes to Financial Statements

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscription is processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$25.45	$(133.14)	$246.78
Net investment loss	(67.29)	(76.18)	(83.77)

Increase (decrease) for the year	(41.84)	(209.32)	163.01
Net asset value per Redeemable Unit, beginning of year	961.71	1,171.03	1,008.02

Net asset value per Redeemable Unit, end of year	$919.87	$961.71	$1,171.03

	2016	2015	2014
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(7.1)%	(7.1)%	(7.9)%

Operating expense	7.3%	7.1%	8.0%
Incentive fees	-%	-%	-%

Total expenses	7.3%	7.1%	8.0%

Total return:
Total return before incentive fees	(4.4)%	(17.9)%	16.2%
Incentive fees	-%	-%	-%

Total return after incentive fees	(4.4)%	(17.9)%	16.2%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master/Partnership are exposed to market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

See Note 8, “Financial Instrument Risks”, of the attached Master’s financial statements for risks relating to financial instruments and derivatives that are traded by the Master.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

9.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(4,891)	$(434,743)	$514,242	$402,546
Total investment income	7,118	7,032	6,376	7,005
Total expenses	(244,509)	(294,435)	(306,599)	(315,954)

Net income (loss)	$(242,282)	$(722,146)	$214,019	$93,597

Increase (decrease) in net asset per Redeemable Unit	$(15.05)	$(43.60)	$12.96	$3.85

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(1,136,465)	$(646,979)	$(1,503,302)	$509,116
Total investment income	138	254	376	467
Total expenses	(340,624)	(394,986)	(415,285)	(477,207)

Net income (loss)	$(1,476,951)	$(1,041,711)	$(1,918,211)	$32,376

Increase (decrease) in net asset per Redeemable Unit	$(73.66)	$(49.22)	$(87.86)	$1.42

To the Limited Partners of

Rabar Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Rabar Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue New York, NY 10036 (855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Rabar Master Fund L.P.:

We have audited the accompanying statements of financial condition of Rabar Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Rabar Master Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Rabar Master Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost of $0 and $10,249,398 at December 31, 2016 and 2015, respectively)	$-	$10,248,341
Cash at MS&Co. (Note 3c)	10,578,857	7,722,577
Cash margin (Note 3c)	2,097,376	1,233,230
Net unrealized appreciation on open futures contracts	283,716	20,178

Total equity in trading account	12,959,949	19,224,326
Cash at bank (Note 1)	217	-

Total assets	$12,960,166	$19,224,326

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$116,774	$21,489
Accrued expenses:
Professional fees	23,890	22,293

Total liabilities	140,664	43,782

Partners’ Capital:
General Partner	-	-
Limited Partners	12,819,502	19,180,544

Total partners’ capital (net asset value)	12,819,502	19,180,544

Total liabilities and partners’ capital	$12,960,166	$19,224,326

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	12	$15,468	0.12%
Energy	77	98,103	0.77
Grains	136	(14,053)	(0.11)
Indices	146	101,018	0.78
Interest Rates Non-U.S.	187	20,765	0.16
Livestock	22	11,100	0.09
Metals	16	(15,575)	(0.12)
Softs	73	(337)	(0.00) *

Total futures contracts purchased		216,489	1.69

Futures Contracts Sold
Currencies	34	27,304	0.21
Interest Rates U.S.	18	6,617	0.05
Interest Rates Non-U.S.	184	(4,831)	(0.04)
Livestock	1	(250)	(0.00) *
Metals	12	(724)	(0.01)
Softs	19	39,111	0.31

Total futures contracts sold		67,227	0.52

Net unrealized appreciation on open futures contracts		$283,716	2.21%

Unrealized Appreciation on Open Forward Contracts
Currencies	$1,191,326	$10,297	0.08%
Metals	4	10,102	0.08

Total unrealized appreciation on open forward contracts		20,399	0.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,218,684	(26,628)	(0.21)
Metals	42	(110,545)	(0.86)

Total unrealized depreciation on open forward contracts		(137,173)	(1.07)

Net unrealized depreciation on open forward contracts		$(116,774)	(0.91)%

*	Due to rounding.

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	43	$18,890	0.10%
Energy	3	1,730	0.01
Grains	20	(6,256)	(0.03)
Indices	40	(13,822)	(0.07)
Interest Rates U.S.	3	(4,969)	(0.03)
Interest Rates Non-U.S.	190	16,623	0.09
Livestock	10	1,880	0.01
Metals	1	(2,960)	(0.02)
Softs	87	(17,087)	(0.09)

Total futures contracts purchased		(5,971)	(0.03)

Futures Contracts Sold
Currencies	35	48,572	0.25
Indices	9	3,592	0.02
Interest Rates U.S.	27	(2,625)	(0.02)
Interest Rates Non-U.S.	110	(530)	(0.00) **
Livestock	7	(12,145)	(0.06)
Metals	72	(10,366)	(0.05)
Softs	21	(349)	(0.00) **

Total futures contracts sold		26,149	0.14

Net unrealized appreciation on open futures contracts		$20,178	0.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$4,358,723	$69,575	0.36%
Metals	3	3,906	0.02

Total unrealized appreciation on open forward contracts		73,481	0.38

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,196,032	(45,651)	(0.24)
Metals	43	(49,319)	(0.26)

Total unrealized depreciation on open forward contracts		(94,970)	(0.50)

Net unrealized depreciation on open forward contracts		$(21,489)	(0.12)%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
		U.S. Treasury bills, 0.015% * (Amortized cost of
$ 10,250,000	3/03/2016	$10,249,398)	$10,248,341	53.43%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income	$27,531	$1,235	$4,716

Expenses:
Clearing fees (Note 3c)	83,586	118,648	247,497
Professional fees	71,741	88,697	111,356

Total expenses	155,327	207,345	358,853

Net investment loss	(127,796)	(206,110)	(354,137)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	310,089	(1,912,058)	7,201,975
Net change in unrealized gains (losses) on open contracts	167,065	(865,572)	(175,865)

Total trading results	477,154	(2,777,630)	7,026,110

Net income (loss)	$349,358	$(2,983,740)	$6,671,973

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

Partners’
Capital
Partners’ Capital, December 31, 2013	$33,569,336
Net income (loss)	6,671,973
Subscriptions	2,518,092
Redemptions	(16,280,347)
Distribution of interest income to feeder funds	(4,716)

Partners’ Capital, December 31, 2014	26,474,338
Net income (loss)	(2,983,740)
Subscriptions	2,123,330
Redemptions	(6,431,199)
Distribution of interest income to feeder funds	(2,185)

Partners’ Capital, December 31, 2015	19,180,544
Net income (loss)	349,358
Redemptions	(6,686,285)
Distribution of interest income to feeder funds	(24,115)

Partners’ Capital, December 31, 2016	$12,819,502

See accompanying notes to financial statements.

Rabar Master Fund L.P.

Notes to Financial Statements

1.	Organization:

Rabar Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of Delaware to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto including interest in commodity pools. The sectors traded include currencies, energy, grains, indices, U.S and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Master are made by the Advisor (defined below).

On December 1, 2012 (commencement of trading operations), Westport Futures Fund L.P. (“Westport”) allocated substantially all of its capital to the Master with cash equal to $31,143,887. On January 1, 2013, Tidewater Futures Fund L.P. (“Tidewater”) allocated substantially all of its capital to the Master with cash equal to $10,145,418. On September 30, 2014, Tidewater redeemed its entire investment in the Master for cash equal to $4,148,305. The Master was formed to permit accounts managed now and in the future by Rabar Market Research, Inc. (the “Advisor”) using the Diversified Program, a proprietary and systematic trading program, to invest together in one trading vehicle.

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Master also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

At December 31, 2016, the Master operated under a “master/feeder” structure where its sole investor is Westport as of December 31, 2016 and 2015.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $59,053 (cost of $59,262) and $(50,189) (proceeds of $51,168) as of December 31, 2016 and 2015, respectively.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated to the Fund at the time of such determination.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The General Partner concluded that no provision for income tax is required in the Master’s financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.

Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

The Master has entered into a customer agreement with MS&Co. (the “Customer Agreement”) and a foreign exchange brokerage account agreement with MS&Co.

Rabar Master Fund L.P.

Notes to Financial Statements

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to Westport. All other fees are borne by Westport. All of the Master’s assets available for trading in commodity interests are deposited in the Master’s brokerage account at MS&Co. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2016 and 2015, the amount of cash held by the Master for margin requirements was $2,097,376 and $1,233,230, respectively. The Customer Agreement may generally be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2016 and 2015 were 871 and 1,193, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2016 and 2015 were 76 and 98, respectively. The monthly average notional value of currency forward contracts traded during the years ended December 31, 2016 and 2015 were $7,953,516 and $14,238,241, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2016 and 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in	Statements of Financial Condition
		Statements of	the Statements		Cash Collateral
	Gross Amounts	Financial	of Financial	Financial	Received/
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$387,769	$(104,053)	$283,716	$-	$-	$283,716
Forwards	20,399	(20,399)	-	-	-	-

Total assets	$408,168	$(124,452)	$283,716	$-	$-	$283,716

Liabilities
Futures	$(104,053)	$104,053	$-	$-	$-	$-
Forwards	(137,173)	20,399	(116,774)	-	-	(116,774)

Total liabilities	$(241,226)	$124,452	$(116,774)	$-	$-	$(116,774)

Net fair value						$166,942	*

Rabar Master Fund L.P.

Notes to Financial Statements

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in	Statements of Financial Condition
		Statements of	the Statements		Cash Collateral
	Gross Amounts	Financial	of Financial	Financial	Received/
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$157,979	$(137,801)	$20,178	$-	$-	$20,178
Forwards	73,481	(73,481)	-	-	-	-

Total assets	$231,460	$(211,282)	$20,178	$-	$-	$20,178

Liabilities
Futures	$(137,801)	$137,801	$-	$-	$-	$-
Forwards	(94,970)	73,481	(21,489)	-	-	(21,489)

Total liabilities	$(232,771)	$211,282	$(21,489)	$-	$-	$(21,489)

Net fair value						$(1,311)	*

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

Rabar Master Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2016 and 2015, respectively.

Assets	December 31, 2016
Futures Contracts
Currencies	$49,993
Energy	100,333
Grains	9,358
Indices	121,663
Interest Rates U.S.	10,016
Interest Rates Non-U.S.	30,238
Livestock	13,220
Metals	5,283
Softs	47,665

Total unrealized appreciation on open futures contracts	387,769

Liabilities
Futures Contracts
Currencies	(7,221)
Energy	(2,230)
Grains	(23,411)
Indices	(20,645)
Interest Rates U.S.	(3,399)
Interest Rates Non-U.S.	(14,304)
Livestock	(2,370)
Metals	(21,582)
Softs	(8,891)

Total unrealized depreciation on open futures contracts	(104,053)

Net unrealized appreciation on open futures contracts	$283,716	*

Assets
Forward Contracts
Currencies	$10,297
Metals	10,102

Total unrealized appreciation on open forward contracts	20,399

Forward Contracts
Currencies	(26,628)
Metals	(110,545)

Total unrealized depreciation on open forward contracts	(137,173)

Net unrealized depreciation on open forward contracts	$(116,774)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Rabar Master Fund L.P.

Notes to Financial Statements

Assets	December 31, 2015
Futures Contracts
Currencies	$70,795
Energy	2,050
Indices	17,362
Interest Rates U.S.	906
Interest Rates Non-U.S.	42,819
Livestock	3,890
Metals	8,210
Softs	11,947

Total unrealized appreciation on open futures contracts	157,979

Liabilities
Futures Contracts
Currencies	(3,333)
Energy	(320)
Grains	(6,256)
Indices	(27,592)
Interest Rates U.S.	(8,500)
Interest Rates Non-U.S.	(26,726)
Livestock	(14,155)
Metals	(21,536)
Softs	(29,383)

Total unrealized depreciation on open futures contracts	(137,801)

Net unrealized appreciation on open futures contracts	$20,178	*

Assets
Forward Contracts
Currencies	$69,575
Metals	3,906

Total unrealized appreciation on open forward contracts	73,481

Forward Contracts
Currencies	(45,651)
Metals	(49,319)

Total unrealized depreciation on open forward contracts	(94,970)

Net unrealized depreciation on open forward contracts	$(21,489)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Rabar Master Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2016, 2015 and 2014.

Sector	2016		2015		2014
Currencies	$(82,552)		$(404,980)		$252,582
Energy	(241,644)		(312,799)		1,148,256
Grains	56,018		(713,488)		821,124
Indices	(100,823)		(798,334)		(516,315)
Interest Rates U.S.	609,431		8,232		175,189
Interest Rates Non-U.S.	360,407		(112,986)		2,560,825
Livestock	162,212		(20,333)		1,741,134
Metals	(264,585)		53,559		(626,996)
Softs	(21,310)		(476,501)		1,470,311

Total	$477,154	***	$(2,777,630)	***	$7,026,110	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

Rabar Master Fund L.P.

Notes to Financial Statements

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$387,769	$387,769	$-	$-
Forwards	20,399	10,102	10,297	-

Total assets	$408,168	$397,871	$10,297	$-

Liabilities
Futures	$104,053	$104,053	$-	$-
Forwards	137,173	110,545	26,628	-

Total liabilities	$241,226	$214,598	$26,628	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$157,979	$157,979	$-	$-
Forwards	73,481	3,906	69,575	-
U.S. Treasury bills	10,248,341	-	10,248,341	-

Total assets	$10,479,801	$161,885	$10,317,916	$-

Liabilities
Futures	$137,801	$137,801	$-	$-
Forwards	94,970	49,319	45,651	-

Total liabilities	$232,771	$187,120	$45,651	$-

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Master’s profits, except for distribution of interest income to a feeder fund, as applicable. Generally, a limited partner withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Rabar Master Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Ratios to Average Limited Partners’ Capital:
Net investment loss *	(0.8)%	(0.9)%	(1.1)%

Operating expenses	1.0%	0.9%	1.1%

Total return	1.8%	(12.6)%	23.4%

*	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

8.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 0.0% to 21.0% of the Master’s contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Master’s counterparty is an exchange or clearing organization.

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

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for Rabar Master for the year ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(4,891)	$(434,743)	$514,242	$402,546
Total investment income	7,118	7,032	6,376	7,005
Total expenses	(33,874)	(42,971)	(42,888)	(35,594)

Net income (loss)	$(31,647)	$(470,682)	$477,730	$373,957

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(1,136,465)	$(646,979)	$(1,503,302)	$509,116
Total investment income	138	254	376	467
Total expenses	(34,954)	(53,622)	(56,091)	(62,678)

Net income (loss)	$(1,171,281)	$(700,347)	$(1,559,017)	$446,905

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	Ming Deh Developmental Society c/o Johnny Mohr & Selina Mohr 13457 Brooks Drive Baldwin Park CA 91706	1,522.505	11.6%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Redeemable Units	General Partner	151.7109	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of Item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016  $116,000

2015  $119,200

(2) Audit-Related Fees. None

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

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

(h)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

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

(a)	Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. through June 30, 2017, dated June 1, 2016 (filed herewith).

10.5

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner, and Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management), dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.6

Amended and Restated Master Services Agreement, among Ceres Managed Futures LLC and SS&C Technologies, Inc., effective March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

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

Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.