Form 10-Q
period 2017-03-31
WESTPORT FUTURES FUND L.P.
filed 2017-05-11
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

As of April 30, 2017, 12,458.4307 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Westport Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Investment in the Master (1), at fair value	$11,740,621	$12,822,628
Cash at MS&Co.	127,871	103,670
Cash at bank	1,022	217

Total assets	$11,869,514	$12,926,515

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$19,783	$21,544
Management fees	19,518	21,310
General Partner fees	9,759	10,655
Professional fees	138,946	118,929
Redemptions payable to General Partner	-	14,999
Redemptions payable to Limited Partners	358,962	119,829

Total liabilities	546,968	307,266

Partners’ Capital:
General Partner, 151.7109 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	134,449	139,555
Limited Partners, 12,624.5697 and 13,566.7717 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	11,188,097	12,479,694

Total partners’ capital (net asset value)	11,322,546	12,619,249

Total liabilities and partners’ capital	$11,869,514	$12,926,515

Net asset value per Redeemable Unit	$886.22	$919.87

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income allocated from the Master	$12,259	$7,005

Expenses:
Expenses allocated from the Master	38,355	35,594
Ongoing selling agent fees	61,118	91,864
Management fees	60,355	91,227
General Partner fees	30,177	45,613
Professional fees	32,888	51,656

Total expenses	222,893	315,954

Net investment loss	(210,634)	(308,949)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(340,044)	301,083
Net change in unrealized gains (losses) on open contracts allocated from the Master	96,302	101,463

Total trading results	(243,742)	402,546

Net income (loss)	(454,376)	93,597
Redemptions - Limited Partners	(842,327)	(977,938)

Net increase (decrease) in Partners’ Capital	(1,296,703)	(884,341)
Partners’ Capital, beginning of period	12,619,249	18,153,600

Partners’ Capital, end of period	$11,322,546	$17,269,259

Net asset value per Redeemable Unit (12,776.2806 and 17,885.3076 Redeemable
Units outstanding at March 31, 2017 and 2016, respectively)	$886.22	$965.56

Net income (loss) per Redeemable Unit *	$(33.65)	$3.85

Weighted average Redeemable Units outstanding	13,416.5769	18,539.2413

*	Represents the change in net asset value per Redeemable Unit during the period.

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

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master has entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017, and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of ($79,809) (proceeds of $79,712) and $59,053 (cost of $59,262) as of March 31, 2017 and December 31, 2016, respectively.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2017 and 2016, are presented below:

Rabar Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Cash at MS&Co.	$9,636,427	$10,578,857
Cash margin	1,874,873	2,097,376
Net unrealized appreciation on open futures contracts	232,797	283,716
Net unrealized appreciation on open forward contracts	30,335	-

Total equity in trading account	11,774,432	12,959,949
Cash at bank	1,022	217

Total assets	$11,775,454	$12,960,166

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$116,774
Accrued expenses:
Professional fees	39,640	23,890

Total liabilities	39,640	140,664

Partners’ Capital:
General Partner	-	-
Limited Partners	11,735,814	12,819,502

Total partners’ capital (net asset value)	11,735,814	12,819,502

Total liabilities and partners’ capital	$11,775,454	$12,960,166

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	22	$4,639	0.04%
Energy	19	22,852	0.19
Grains	47	(24,625)	(0.21)
Indices	162	102,705	0.88
Interest Rates Non-U.S.	83	14,330	0.12
Livestock	42	(5,008)	(0.04)
Metals	43	38,833	0.33
Softs	48	(31,574)	(0.27)

Total futures contracts purchased		122,152	1.04

Futures Contracts Sold
Currencies	57	40,928	0.35
Energy	4	(840)	(0.01)
Interest Rates U.S.	20	(3,328)	(0.03)
Interest Rates Non-U.S.	104	(21,854)	(0.19)
Metals	7	(1,110)	(0.01)
Softs	76	96,849	0.83

Total futures contracts sold		110,645	0.94

Net unrealized appreciation on open futures contracts		$232,797	1.98%

Unrealized Appreciation on Open Forward Contracts
Currencies	$2,939,998	$41,473	0.36%
Metals	24	48,656	0.41

Total unrealized appreciation on open forward contracts		90,129	0.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$3,110,680	(47,477)	(0.41)
Metals	7	(12,317)	(0.10)

Total unrealized depreciation on open forward contracts		(59,794)	(0.51)

Net unrealized appreciation on open forward contracts		$30,335	0.26%

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$12,259	$7,005

Expenses:
Clearing fees	22,410	15,070
Professional fees	15,945	20,524

Total expenses	38,355	35,594

Net investment loss	(26,096)	(28,589)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(340,044)	301,083
Net change in unrealized gains (losses) on open contracts	96,302	101,463

Total trading results	(243,742)	402,546

Net income (loss)	(269,838)	373,957
Redemptions	(801,591)	(1,988,052)
Distribution of interest income to feeder fund	(12,259)	(4,147)

Net increase (decrease) in Partners’ Capital	(1,083,688)	(1,618,242)
Partners’ Capital, beginning of period	12,819,502	19,180,544

Partners’ Capital, end of period	$11,735,814	$17,562,302

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(17.95)	$20.50
Net investment loss	(15.70)	(16.65)

Increase (decrease) for the period	(33.65)	3.85
Net asset value per Redeemable Unit, beginning of period	919.87	961.71

Net asset value per Redeemable Unit, end of period	$886.22	$965.56

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(7.1)%	(6.9)%

Operating expenses	7.5%	7.1%
Incentive fees	-%	-%

Total expenses	7.5%	7.1%

Total return:
Total return before incentive fees	(3.7)%	0.4%
Incentive fees	-%	-%

Total return after incentive fees	(3.7)%	0.4%

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: *
Net investment loss **	(0.9)%	(0.6)%

Operating expenses	1.3%	0.8%

Total return	(2.2)%	1.9%

*	Annualized.

**	Interest income less total expenses.

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Master’s limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 861 and 832, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 60 and 56, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 were $6,599,712 and $8,840,926, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$434,287	$(201,490)	$232,797	$-	$-	$232,797
Forwards	90,129	(59,794)	30,335	-	-	30,335

Total assets	$524,416	$(261,284)	$263,132	$-	$-	$263,132

Liabilities
Futures	$(201,490)	$201,490	$-	$-	$-	$-
Forwards	(59,794)	59,794	-	-	-	-

Total liabilities	$(261,284)	$261,284	$-	$-	$-	$-

Net fair value						$263,132	*

		Gross Amounts Offset in the	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$387,769	$(104,053)	$283,716	$-	$-	$283,716
Forwards	20,399	(20,399)	-	-	-	-

Total assets	$408,168	$(124,452)	$283,716	$-	$-	$283,716

Liabilities
Futures	$(104,053)	$104,053	$-	$-	$-	$-
Forwards	(137,173)	20,399	(116,774)	-	-	(116,774)

Total liabilities	$(241,226)	$124,452	$(116,774)	$-	$-	$(116,774)

Net fair value						$166,942	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2017, and December 31, 2016, respectively.

Assets	March 31, 2017
Futures Contracts
Currencies	$57,658
Energy	23,066
Grains	4,250
Indices	142,703
Interest Rates U.S.	188
Interest Rates Non-U.S.	20,392
Livestock	29,075
Metals	51,388
Softs	105,567

Total unrealized appreciation on open futures contracts	434,287

Liabilities
Futures Contracts
Currencies	(12,091)
Energy	(1,054)
Grains	(28,875)
Indices	(39,998)
Interest Rates U.S.	(3,516)
Interest Rates Non-U.S.	(27,916)
Livestock	(34,083)
Metals	(13,665)
Softs	(40,292)

Total unrealized depreciation on open futures contracts	(201,490)

Net unrealized appreciation on open futures contracts	$232,797	*

Assets
Forward Contracts
Currencies	$41,473
Metals	48,656

Total unrealized appreciation on open forward contracts	90,129

Liabilities
Forward Contracts
Currencies	(47,477)
Metals	(12,317)

Total unrealized depreciation on open forward contracts	(59,794)

Net unrealized appreciation on open forward contracts	$30,335	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2016
Futures Contracts
Currencies	$49,993
Energy	100,333
Grains	9,358
Indices	121,663
Interest Rates U.S.	10,016
Interest Rates Non-U.S.	30,238
Livestock	13,220
Metals	5,283
Softs	47,665

Total unrealized appreciation on open futures contracts	387,769

Liabilities
Futures Contracts
Currencies	(7,221)
Energy	(2,230)
Grains	(23,411)
Indices	(20,645)
Interest Rates U.S.	(3,399)
Interest Rates Non-U.S.	(14,304)
Livestock	(2,370)
Metals	(21,582)
Softs	(8,891)

Total unrealized depreciation on open futures contracts	(104,053)

Net unrealized appreciation on open futures contracts	$283,716	*

Assets
Forward Contracts
Currencies	$10,297
Metals	10,102

Total unrealized appreciation on open forward contracts	20,399

Liabilities
Forward Contracts
Currencies	(26,628)
Metals	(110,545)

Total unrealized depreciation on open forward contracts	(137,173)

Net unrealized depreciation on open forward contracts	$(116,774)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Sector	2017		2016
Currencies	$(209,658)		$96,434
Energy	(477,201)		(12,496)
Grains	(181,116)		5,064
Indices	620,147		(158,661)
Interest Rates U.S.	(55,125)		571,673
Interest Rates Non-U.S.	(79,785)		213,086
Livestock	(25,755)		(10,258)
Metals	28,136		(231,870)
Softs	136,615		(70,426)

Total	$(243,742)	*	$402,546	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$434,287	$434,287	$-	$-
Forwards	90,129	48,656	41,473	-

Total assets	$524,416	$482,943	$41,473	$-

Liabilities
Futures	$201,490	$201,490	$-	$-
Forwards	59,794	12,317	47,477	-

Total liabilities	$261,284	$213,807	$47,477	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$387,769	$387,769	$-	$-
Forwards	20,399	10,102	10,297	-

Total assets	$408,168	$397,871	$10,297	$-

Liabilities
Futures	$104,053	$104,053	$-	$-
Forwards	137,173	110,545	26,628	-

Total liabilities	$241,226	$214,598	$26,628	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 6.2% to 11.1% of the Master’s contracts are traded OTC.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The Master considers the risk of any future obligation relating to these indemnifications to be remote.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, U.S. Treasury bills at fair value, if applicable, and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Master’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Master from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by gains or (losses) from its investment in the Master, expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership’s capital decreased 10.3% from $12,619,249 to $11,322,546. This decrease was attributable to redemptions of 942.2020 limited partners Redeemable Units totaling $842,327, coupled with the net loss of $454,376. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners increased or decreased by net realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the three months ended March 31, 2017, the Master’s capital decreased 8.5% from $12,819,502 to $11,735,814. This decrease was attributable to redemptions of $801,591 and distribution of interest income to the Partnership totaling $12,259, coupled with the net loss of $269,838. Future redemptions can impact the amount of funds available for investment in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit decreased 3.7% from $919.87 to $886.22 as compared to an increase of 0.4% in the first quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $243,742. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by gains in indices, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $402,546. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, and U.S. and non-U.S. interest rates and were partially offset by losses in energy, indices, livestock, metals and softs.

The most significant losses were incurred within the energy markets during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline supplies as refineries head into spring maintenance season. Additional losses were incurred during January from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the currency sector, losses were recorded throughout the first quarter from short positions in the euro, Swiss franc, and British pound versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Additional losses were recorded throughout the first quarter from positions in the Canadian dollar. Within the global interest rate sector, losses were recorded from short positions in U.S. fixed income futures as prices advanced in the first half of January on renewed appetite for U.S. bonds amid speculation of economic stimuli pledged by U.S. President Donald Trump during his campaign. Further losses in this sector were recorded during March. Within the agricultural sector, losses were experienced during January from short positions in corn futures as prices rose following concerns that floods in Argentina could reduce crop yields. Further losses in this sector were incurred from positions in soybean, coffee, and wheat futures. The Partnership’s losses for the quarter were partially offset by gains experienced within the global stock index sector, primarily during February and March, from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth. Additional gains were experienced in the metals sector, primarily during January, from long futures positions in industrial metals after positive economic data in China boosted prices.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income for the three months ended March 31, 2017 increased by $5,254 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher U.S.Treasury bill discount rates during the three months ended March 31, 2017, as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017 decreased by $30,746 as compared to the corresponding period in 2016. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2017 decreased by $30,872 as compared to the corresponding period in 2016. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2017 decreased by $15,436 as compared to the corresponding period in 2016. The decrease in General Partner fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three months ended March 31, 2017 and 2016. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Master’s open positions are directly reflected in the Master’s earnings and cash flow.

The Master’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended March 31, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Master’s total capitalization was $11,735,814. The Partnership owned approximately 100% of the Master. The Master’s Value at Risk as of March 31, 2017 was as follows:

		March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$341,429	2.91%	$438,622	$188,453	$268,327
Energy	83,655	0.71	341,000	21,192	179,153
Grains	55,990	0.48	280,404	26,140	138,819
Indices	689,305	5.87	855,332	600,946	676,279
Interest Rates U.S.	39,600	0.34	61,435	7,205	26,970
Interest Rates Non-U.S.	111,511	0.95	216,710	93,292	140,488
Livestock	92,070	0.78	109,505	28,595	65,202
Metals	230,144	1.96	325,816	161,132	262,107
Softs	194,905	1.66	211,161	102,248	171,952

Total	$1,838,609	15.66%

* Average of month-end Values at Risk.

As of December 31, 2016, the Master’s total capitalization was $12,819,502. The Partnership owned approximately 100% of the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

		December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$289,641	2.26%	$503,024	$77,168	$293,902
Energy	324,940	2.53	324,940	-	85,221
Grains	204,803	1.60	214,358	4,400	96,134
Indices	586,443	4.57	754,807	72,009	335,172
Interest Rates U.S.	41,580	0.32	220,215	14,635	105,503
Interest Rates Non-U.S.	161,424	1.26	425,144	48,036	255,657
Livestock	31,828	0.25	79,035	6,426	44,061
Metals	223,993	1.75	650,094	85,667	277,921
Softs	119,240	0.93	208,890	39,930	94,168

Total	$1,983,892	15.47%

*	Annual average of month-end Values at Risk.

Item 4.   Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to the General Partner, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were no subscriptions of Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, forward and option contracts, and any other rights or interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	368.5630	$894.49	N/A	N/A
February 1, 2017 - February 28, 2017	168.5910	$911.61	N/A	N/A
March 1, 2017 - March 31, 2017	405.0480	$886.22	N/A	N/A
	942.2020	$894.00

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

Item 3.  Defaults Upon Senior Securities. — None.

Item 4.  Mine Safety Disclosures. — Not Applicable.

Item 5.  Other Information. — None.

Item 6. Exhibits.

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

(a)

Letter from the General Partner extending Management Agreement with Rabar Market Research Inc. through June 30, 2017, dated June 1, 2016 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K, filed on March 28, 2017 and incorporated herein by reference).

10.5

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner, and Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management), dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.6

Amended and Restated Master Services Agreement, among the Partnership, the General Partner and SS&C Technologies, Inc., effective March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.