Form 10-Q
period 2017-06-30
WESTPORT FUTURES FUND L.P.
filed 2017-08-10
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X    No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X
Smaller reporting company _	Emerging growth company _

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _    No X

As of July 31, 2017, 11,733.7047 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Westport Futures Fund L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Investment in the Master (1), at fair value	$11,034,717	$12,822,628
Cash at MS&Co.	117,182	103,670
Cash at bank	825	217

Total assets	$11,152,724	$12,926,515

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$18,588	$21,544
Management fees	18,353	21,310
General Partner fees	9,176	10,655
Professional fees	122,410	118,929
Redemptions payable to General Partner	20,000	14,999
Redemptions payable to Limited Partners	180,268	119,829

Total liabilities	368,795	307,266

Partners’ Capital:
General Partner, 129.0669 and 151.7109 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	113,997	139,555
Limited Partners, 12,080.4327 and 13,566.7717 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	10,669,932	12,479,694

Total partners’ capital (net asset value)	10,783,929	12,619,249

Total liabilities and partners’ capital	$11,152,724	$12,926,515

Net asset value per Redeemable Unit	$883.24	$919.87

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$16,250	$6,376	$28,509	$13,381

Expenses:
Expenses allocated from the Master	64,841	42,888	103,196	78,482
Ongoing selling agent fees	56,571	85,417	117,689	177,281
Management fees	55,832	84,738	116,187	175,965
General Partner fees	27,916	42,369	58,093	87,982
Professional fees	26,801	51,187	59,689	102,843

Total expenses	231,961	306,599	454,854	622,553

Net investment loss	(215,711)	(300,223)	(426,345)	(609,172)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	337,889	(79,127)	(2,155)	221,956
Net change in unrealized gains (losses) on open contracts allocated from the Master	(160,097)	593,369	(63,795)	694,832

Total trading results	177,792	514,242	(65,950)	916,788

Net income (loss)	(37,919)	214,019	(492,295)	307,616
Redemptions - General Partner	(20,000)	-	(20,000)	-
Redemptions - Limited Partners	(480,698)	(783,031)	(1,323,025)	(1,760,969)

Net increase (decrease) in Partners’ Capital	(538,617)	(569,012)	(1,835,320)	(1,453,353)
Partners’ Capital, beginning of period	11,322,546	17,269,259	12,619,249	18,153,600

Partners’ Capital, end of period	$10,783,929	$16,700,247	$10,783,929	$16,700,247

Net asset value per Redeemable Unit (12,209.4996 and 17,066.9196 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$883.24	$978.52	$883.24	$978.52

Net income (loss) per Redeemable Unit *	$(2.98)	$12.96	$(36.63)	$16.81

Weighted average Redeemable Units outstanding	12,607.5549	17,538.5083	13,012.0659	18,038.8748

*	Represents the change in net asset value per Redeemable Unit during the period.

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of ($125,176) (proceeds of $123,863) and $59,053 (cost of $59,262) as of June 30, 2017 and December 31, 2016, respectively.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2017 and 2016, are presented below:

Rabar Master Fund L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$9,364,760	$10,578,857
Restricted cash	1,622,110	2,097,376
Net unrealized appreciation on open futures contracts	46,954	283,716
Net unrealized appreciation on open forward contracts	57,297	-

Total equity in trading account	11,091,121	12,959,949
Cash at bank	825	217

Total assets	$11,091,946	$12,960,166

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$116,774
Accrued expenses:
Professional fees	62,950	23,890

Total liabilities	62,950	140,664

Partners’ Capital:
General Partner	-	-
Limited Partners	11,028,996	12,819,502

Total partners’ capital (net asset value)	11,028,996	12,819,502

Total liabilities and partners’ capital	$11,091,946	$12,960,166

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	82	$78,480	0.71%
Grains	32	76,903	0.70
Indices	84	(87,764)	(0.80)
Interest Rates Non-U.S.	18	(24,199)	(0.22)
Livestock	45	61,268	0.56
Metals	22	18,038	0.16

Total futures contracts purchased		122,726	1.11

Futures Contracts Sold
Currencies	15	9,448	0.08
Energy	70	(97,587)	(0.88)
Interest Rates U.S.	7	94	0.00 *
Interest Rates Non-U.S.	113	16,110	0.15
Metals	64	(494)	(0.00) *
Softs	75	(3,343)	(0.03)

Total futures contracts sold		(75,772)	(0.68)

Net unrealized appreciation on open futures contracts		$46,954	0.43%

Unrealized Appreciation on Open Forward Contracts
Currencies	$4,090,586	$60,633	0.55%
Metals	24	46,766	0.42

Total unrealized appreciation on open forward contracts		107,399	0.97

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,176,472	(19,985)	(0.18)
Metals	10	(30,117)	(0.27)

Total unrealized depreciation on open forward contracts		(50,102)	(0.45)

Net unrealized appreciation on open forward contracts		$57,297	0.52%

*	Due to rounding.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$16,250	$6,376	$28,509	$13,381

Expenses:
Clearing fees	19,893	22,368	42,303	37,438
Professional fees	44,948	20,520	60,893	41,044

Total expenses	64,841	42,888	103,196	78,482

Net investment loss	(48,591)	(36,512)	(74,687)	(65,101)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	337,889	(79,127)	(2,155)	221,956
Net change in unrealized gains (losses) on open contracts	(160,097)	593,369	(63,795)	694,832

Total trading results	177,792	514,242	(65,950)	916,788

Net income (loss)	129,201	477,730	(140,637)	851,687
Redemptions	(819,769)	(1,162,999)	(1,621,360)	(3,151,051)
Distribution of interest income to feeder fund	(16,250)	(5,818)	(28,509)	(9,965)

Net increase (decrease) in Partners’ Capital	(706,818)	(691,087)	(1,790,506)	(2,309,329)
Partners’ Capital, beginning of period	11,735,814	17,562,302	12,819,502	19,180,544

Partners’ Capital, end of period	$11,028,996	$16,871,215	$11,028,996	$16,871,215

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$14.13	$30.08	$(3.86)	$50.58
Net investment loss	(17.11)	(17.12)	(32.77)	(33.77)

Increase (decrease) for the period	(2.98)	12.96	(36.63)	16.81
Net asset value per Redeemable Unit, beginning of period	886.22	965.56	919.87	961.71

Net asset value per Redeemable Unit, end of period	$883.24	$978.52	$883.24	$978.52

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(7.8)%	(7.2)%	(7.4)%	(7.0)%

Operating expense	8.4%	7.3%	7.9%	7.2%
Incentive fees	-%	-%	-%	-%

Total expenses	8.4%	7.3%	7.9%	7.2%

Total return:
Total return before incentive fees	(0.3)%	1.3%	(4.0)%	1.7%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(0.3)%	1.3%	(4.0)%	1.7%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Master.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: *
Net investment loss **	(1.7)%	(0.9)%	(1.3)%	(0.7)%

Operating expenses	2.3%	1.0%	1.8%	0.9%

Total return	1.2%	2.9%	(1.0)%	4.9%

*	Annualized.

**	Interest income less total expenses.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 754 and 883, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 808 and 858, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 45 and 72, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 53 and 64, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 were $9,824,488 and $7,646,993, respectively. The monthly average notional value of currency forward contracts traded by the Master during the six months ended June 30, 2017 and 2016 were $8,212,100 and $8,243,960, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in	Statements of Financial Condition
	Gross	Statements of	the Statements		Cash Collateral
	Amounts	Financial	of Financial	Financial	Received/
June 30, 2017	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$338,196	$(291,242)	$46,954	$-	$-	$46,954
Forwards	107,399	(50,102)	57,297	-	-	57,297

Total assets	$445,595	$(341,344)	$104,251	$-	$-	$104,251

Liabilities
Futures	$(291,242)	$291,242	$-	$-	$-	$-
Forwards	(50,102)	50,102	-	-	-	-

Total liabilities	$(341,344)	$341,344	$-	$-	$-	$-

Net fair value						$104,251	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in	Statements of Financial Condition
	Gross	Statements of	the Statements		Cash Collateral
	Amounts	Financial	of Financial	Financial	Received/
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$387,769	$(104,053)	$283,716	$-	$-	$283,716
Forwards	20,399	(20,399)	-	-	-	-

Total assets	$408,168	$(124,452)	$283,716	$-	$-	$283,716

Liabilities
Futures	$(104,053)	$104,053	$-	$-	$-	$-
Forwards	(137,173)	20,399	(116,774)	-	-	(116,774)

Total liabilities	$(241,226)	$124,452	$(116,774)	$-	$-	$(116,774)

Net fair value						$166,942	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2017, and December 31, 2016, respectively.

	June 30, 2017
Assets
Futures Contracts
Currencies	$88,965
Energy	830
Grains	76,903
Indices	5,430
Interest Rates U.S.	195
Interest Rates Non-U.S.	16,412
Livestock	105,508
Metals	22,088
Softs	21,865

Total unrealized appreciation on open futures contracts	338,196

Liabilities
Futures Contracts
Currencies	(1,037)
Energy	(98,417)
Indices	(93,194)
Interest Rates U.S.	(101)
Interest Rates Non-U.S.	(24,501)
Livestock	(44,240)
Metals	(4,544)
Softs	(25,208)

Total unrealized depreciation on open futures contracts	(291,242)

Net unrealized appreciation on open futures contracts	$46,954	*

Assets
Forward Contracts
Currencies	$60,633
Metals	46,766

Total unrealized appreciation on open forward contracts	107,399

Liabilities
Forward Contracts
Currencies	(19,985)
Metals	(30,117)

Total unrealized depreciation on open forward contracts	(50,102)

Net unrealized appreciation on open forward contracts	$57,297	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2017		2016		2017		2016
Currencies	$(166,396)		$(21,871)		$(376,054)		$74,563
Energy	(69,738)		(86,849)		(546,939)		(99,345)
Grains	215,491		378,614		34,375		383,678
Indices	212,875		(253,024)		833,022		(411,685)
Interest Rates U.S.	(10,672)		186,617		(65,797)		758,290
Interest Rates Non-U.S.	(77,116)		425,511		(156,901)		638,597
Livestock	282,085		18,413		256,330		8,155
Metals	(328,048)		(138,491)		(299,912)		(370,361)
Softs	119,311		5,322		255,926		(65,104)

Total	$177,792	*	$514,242	*	$(65,950)	*	$916,788	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

Master’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$338,196	$338,196	$-	$-
Forwards	107,399	46,766	60,633	-

Total assets	$445,595	$384,962	$60,633	$-

Liabilities
Futures	$291,242	$291,242	$-	$-
Forwards	50,102	30,117	19,985	-

Total liabilities	$341,344	$321,359	$19,985	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$387,769	$387,769	$-	$-
Forwards	20,399	10,102	10,297	-

Total assets	$408,168	$397,871	$10,297	$-

Liabilities
Futures	$104,053	$104,053	$-	$-
Forwards	137,173	110,545	26,628	-

Total liabilities	$241,226	$214,598	$26,628	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.7% to 17.5% of the Master’s contracts are traded OTC.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The General Partner monitors and attempts to mitigate the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than the events listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective the close of business on July 21, 2017, Rabar stopped trading forward foreign currency futures on behalf of the Partnership. Rabar will trade futures contracts, options on futures contracts and spot foreign exchange contracts exclusively.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, U.S. Treasury bills at fair value, if applicable, and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, the Partnership’s capital decreased 14.5% from $12,619,249 to $10,783,929. This decrease was attributable to redemptions of 1,486.3390 limited partners Redeemable Units totaling $1,323,025 and redemptions of 22.6440 General Partner Redeemable Units totaling $20,000, coupled with the net loss of $492,295. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners increased or decreased by net realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the six months ended June 30, 2017, the Master’s capital decreased 14.0% from $12,819,502 to $11,028,996. This decrease was attributable to redemptions of $1,621,360 and distribution of interest income to the Partnership totaling $28,509, coupled with the net loss of $140,637. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit decreased 0.3% from $886.22 to $883.24 as compared to an increase of 1.3% in the second quarter of 2016. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2017 of $ 177,792. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, livestock and softs and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2016 of $514,242. Gains were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in currencies, energy, indices and metals.

The most significant losses were incurred within the metals sector during April from long positions in copper, silver, aluminum, zinc, and lead futures which fell amidst uncertainty over stalled policy stimulus in the U.S. Additional losses were incurred within the metals sector during May from short positions in gold and silver futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. Within the currency sector, losses were incurred during May from short positions in the Swiss franc and Japanese yen versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Canadian fixed income futures trading during June. Within the energy markets, losses were incurred during May from short positions in heating oil futures as refined crude oil product prices advanced as the OPEC nations gathered to discuss extending their production cuts. The Partnership’s trading losses for the quarter were offset by trading gains experienced within the global stock index sector, primarily during April and May, from long positions in U.S. and Asian equity index futures as prices were buoyed by increased consumer confidence. Within the agricultural sector, gains were experienced during June from long positions in wheat futures as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected.

During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit decreased 4.0% from $919.87 to $883.24 as compared to an increase of 1.7% during the six months ended June 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $65,950. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and metals and were partially offset by gains in grains, indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2016 of $916,788. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in energy, indices, metals and softs.

The most significant losses were incurred within the energy markets during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline supplies. Additional losses were incurred during January from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the currency sector, losses were incurred during January and April from short positions in the Swiss franc, euro, and British pound versus the U.S. dollar as the value of the U.S. currency depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Within the metals sector, losses were incurred during April from long positions in copper, silver, and zinc futures which fell amidst uncertainty over stalled policy stimulus in the U.S. Additional losses were incurred within the metals sector during May from short positions in gold and silver futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Australian fixed income futures trading. The Partnership’s losses for the first six months of the year were partially offset by gains experienced within the global stock index sector, primarily during February, March, and May from long positions in U.S., Pacific Rim, and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth. Within the agricultural sector, gains were experienced during June from long positions in wheat futures as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. Additional gains were experienced within the agricultural sector throughout the second quarter from short positions in sugar futures as prices declined amid stronger than expected production data from top sugar producer Brazil.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income for the three and six months ended June 30, 2017 increased by $ 9,874 and $15,128, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher U.S. Treasury bill discount rates during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017 decreased by $28,846 and $59,592, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $28,906 and $59,778, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 decreased by $14,453 and $29,889, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three and six months ended June 30, 2017 and 2016. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended June 30, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Master’s total capitalization was $11,028,996. The Partnership owned approximately 100% of the Master. The Master’s Value at Risk as of June 30, 2017 was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$419,840	3.81%	$444,899	$254,713	$378,778
Energy	199,980	1.81	268,758	59,860	150,359
Grains	96,005	0.87	96,005	9,450	44,907
Indices	356,448	3.23	796,439	356,448	602,620
Interest Rates U.S.	17,930	0.16	58,828	6,543	25,650
Interest Rates Non-U.S.	55,298	0.50	242,499	46,572	149,456
Livestock	88,413	0.80	120,368	73,673	99,165
Metals	220,887	2.00	303,145	114,700	231,251
Softs	150,704	1.37	176,689	102,421	145,479

Total	$1,605,505	14.55%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were no subscriptions of Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, forward and option contracts, and any other rights or interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	166.1390	$ 886.43	N/A	N/A
May 1, 2017 - May 31, 2017	173.8990	$ 880.74	N/A	N/A
June 1, 2017 - June 30, 2017	204.0990	$ 883.24	N/A	N/A
	544.1370	$ 883.42

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

(b)

Supplement to the Amended and Restated Commodity Futures Customer Agreement between the Master and MS&Co., effective July 25, 2017 (filed as Exhibit 10.1(b) to the Current Report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

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

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.