Form 10-Q
period 2017-09-30
WESTPORT FUTURES FUND L.P.
filed 2017-11-13
CIK 1037189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes         No X

As of October 31, 2017, 11,044.2197 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Westport Futures Fund L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Investment in the Master (1), at fair value	$9,800,346	$12,822,628
Cash at MS&Co.	77,849	103,670
Cash at bank	631	217

Total assets	$9,878,826	$12,926,515

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$16,465	$21,544
Management fees	16,299	21,310
General Partner fees	8,149	10,655
Professional fees	82,983	118,929
Redemptions payable to General Partner	-	14,999
Redemptions payable to Limited Partners	44,163	119,829

Total liabilities	168,059	307,266

Partners’ Capital:
General Partner, 129.0669 and 151.7109 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	111,081	139,555
Limited Partners, 11,154.0527 and 13,566.7717 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	9,599,686	12,479,694

Total partners’ capital (net asset value)	9,710,767	12,619,249

Total liabilities and partners’ capital	$9,878,826	$12,926,515

Net asset value per Redeemable Unit	$860.65	$919.87

(1) Defined in Note 1.

See accompanying notes to financial statements.

Westport Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$19,187	$7,032	$47,696	$20,413

Expenses:
Expenses allocated from the Master	22,713	42,971	125,909	121,453
Ongoing selling agent fees	52,552	80,599	170,241	257,880
Management fees	51,953	79,937	168,140	255,902
General Partner fees	25,977	39,968	84,070	127,950
Professional fees	15,103	50,960	74,792	153,803

Total expenses	168,298	294,435	623,152	916,988

Net investment loss	(149,111)	(287,403)	(575,456)	(896,575)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(42,210)	(170,140)	(44,365)	51,816
Net change in unrealized gains (losses) on open contracts allocated from the Master	(60,304)	(264,603)	(124,099)	430,229

Total trading results	(102,514)	(434,743)	(168,464)	482,045

Net income (loss)	(251,625)	(722,146)	(743,920)	(414,530)
Redemptions - General Partner	-	(75,000)	(20,000)	(75,000)
Redemptions - Limited Partners	(821,537)	(1,631,106)	(2,144,562)	(3,392,075)

Net increase (decrease) in Partners’ Capital	(1,073,162)	(2,428,252)	(2,908,482)	(3,881,605)
Partners’ Capital, beginning of period	10,783,929	16,700,247	12,619,249	18,153,600

Partners’ Capital, end of period	$9,710,767	$14,271,995	$9,710,767	$14,271,995

Net asset value per Redeemable Unit (11,283.1196 and 15,265.4236 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$860.65	$934.92	$860.65	$934.92

Net income (loss) per Redeemable Unit *	$(22.59)	$(43.60)	$(59.22)	$(26.79)

Weighted average Redeemable Units outstanding	11,802.2349	16,556.3369	12,608.7889	17,544.6955

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Partnership owned approximately 100% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained with MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital, are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of ($123,418) (proceeds of $123,669) and $59,053 (cost of $59,262) as of September 30, 2017 and December 31, 2016, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2017 and 2016, are presented below:

Rabar Master Fund L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$8,154,018	$10,578,857
Restricted cash	1,643,628	2,097,376
Net unrealized appreciation on open futures contracts	96,808	283,716

Total equity in trading account	9,894,454	12,959,949
Cash at bank	631	217

Total assets	$9,895,085	$12,960,166

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$54,425	$116,774
Accrued expenses:
Professional fees	46,188	23,890

Total liabilities	100,613	140,664

Partners’ Capital:
General Partner	-	-
Limited Partners	9,794,472	12,819,502

Total partners’ capital (net asset value)	9,794,472	12,819,502

Total liabilities and partners’ capital	$9,895,085	$12,960,166

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	59	$(31,741)	(0.32)%
Energy	68	(427)	(0.00) *
Grains	15	(8,065)	(0.08)
Indices	135	149,327	1.52
Interest Rates Non-U.S.	76	(4,363)	(0.04)
Livestock	31	(9,595)	(0.10)
Metals	48	(31,903)	(0.33)

Total futures contracts purchased		63,233	0.65

Futures Contracts Sold
Currencies	6	(7,542)	(0.08)
Energy	19	2,399	0.02
Interest Rates U.S.	9	(484)	(0.00) *
Interest Rates Non-U.S.	150	21,591	0.22
Metals	1	705	0.01
Softs	68	16,906	0.17

Total futures contracts sold		33,575	0.34

Net unrealized appreciation on open futures contracts		$96,808	0.99%

Unrealized Appreciation on Open Forward Contracts
Metals	14	$36,134	0.37%

Total unrealized appreciation on open forward contracts		36,134	0.37

Unrealized Depreciation on Open Forward Contracts
Metals	29	(90,559)	(0.93)

Total unrealized depreciation on open forward contracts		(90,559)	(0.93)

Net unrealized depreciation on open forward contracts		$(54,425)	(0.56)%

*	Due to rounding

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Rabar Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$19,187	$7,032	$47,696	$20,413

Expenses:
Clearing fees	21,268	22,867	63,571	60,305
Professional fees	1,445	20,104	62,338	61,148

Total expenses	22,713	42,971	125,909	121,453

Net investment loss	(3,526)	(35,939)	(78,213)	(101,040)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(42,210)	(170,140)	(44,365)	51,816
Net change in unrealized gains (losses) on open contracts	(60,304)	(264,603)	(124,099)	430,229

Total trading results	(102,514)	(434,743)	(168,464)	482,045

Net income (loss)	(106,040)	(470,682)	(246,677)	381,005
Redemptions	(1,109,297)	(1,609,975)	(2,730,657)	(4,761,026)
Distribution of interest income to feeder fund	(19,187)	(7,032)	(47,696)	(16,997)

Net increase (decrease) in Partners’ Capital	(1,234,524)	(2,087,689)	(3,025,030)	(4,397,018)
Partners’ Capital, beginning of period	11,028,996	16,871,215	12,819,502	19,180,544

Partners’ Capital, end of period	$9,794,472	$14,783,526	$9,794,472	$14,783,526

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(9.96)	$(26.24)	$(13.58)	$24.31
Net investment loss	(12.63)	(17.36)	(45.64)	(51.10)

Increase (decrease) for the period	(22.59)	(43.60)	(59.22)	(26.79)
Net asset value per Redeemable Unit, beginning of period	883.24	978.52	919.87	961.71

Net asset value per Redeemable Unit, end of period	$860.65	$934.92	$860.65	$934.92

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.8)%	(7.3)%	(6.9)%	(7.1)%

Operating expense	6.5%	7.5%	7.5%	7.3%
Incentive fees	-%	-%	-%	-%

Total expenses	6.5%	7.5%	7.5%	7.3%

Total return:
Total return before incentive fees	(2.6)%	(4.5)%	(6.4)%	(2.8)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(2.6)%	(4.5)%	(6.4)%	(2.8)%

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: *
Net investment loss **	(0.1)%	(0.9)%	(0.9)%	(0.8)%

Operating expenses	0.9%	1.1%	1.5%	0.9	%

Total return	(1.2)%	(2.9)%	(2.2)%	1.9	%

*	Annualized.

**	Interest income less total expenses.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2017 and 2016 were 716 and 976, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were 777 and 897, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended September 30, 2017 and 2016 were 57 and 86, respectively. The monthly average number of metals forward contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were 54 and 72, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended September 30, 2017 and 2016 were $7,363,500 and $6,178,632, respectively. The monthly average notional value of currency forward contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were $7,929,234 and $7,555,517, respectively.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$308,610	$(211,802)	$96,808	$-	$-	$96,808
Forwards	36,134	(36,134)	-	-	-	-

Total assets	$344,744	$(247,936)	$96,808	$-	$-	$96,808

Liabilities
Futures	$(211,802)	$211,802	$-	$-	$-	$-
Forwards	(90,559)	36,134	(54,425)	-	-	(54,425)

Total liabilities	$(302,361)	$247,936	$(54,425)	$-	$-	$(54,425)

Net fair value						$42,383	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$387,769	$(104,053)	$283,716	$-	$-	$283,716
Forwards	20,399	(20,399)	-	-	-	-

Total assets	$408,168	$(124,452)	$283,716	$-	$-	$283,716

Liabilities
Futures	$(104,053)	$104,053	$-	$-	$-	$-
Forwards	(137,173)	20,399	(116,774)	-	-	(116,774)

Total liabilities	$(241,226)	$124,452	$(116,774)	$-	$-	$(116,774)

Net fair value						$166,942	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2017, and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Currencies	$11,838
Energy	54,954
Grains	160
Indices	151,988
Interest Rates U.S.	109
Interest Rates Non-U.S.	25,749
Livestock	34,100
Metals	4,993
Softs	24,719

Total unrealized appreciation on open futures contracts	308,610

Liabilities
Futures Contracts
Currencies	(51,121)
Energy	(52,982)
Grains	(8,225)
Indices	(2,661)
Interest Rates U.S.	(593)
Interest Rates Non-U.S.	(8,521)
Livestock	(43,695)
Metals	(36,191)
Softs	(7,813)

Total unrealized depreciation on open futures contracts	(211,802)

Net unrealized appreciation on open futures contracts	$96,808	*

Assets
Forward Contracts
Metals	$36,134

Total unrealized appreciation on open forward contracts	36,134

Liabilities
Forward Contracts
Metals	(90,559)

Total unrealized depreciation on open forward contracts	(90,559)

Net unrealized depreciation on open forward contracts	$(54,425)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
Sector	2017			2016			2017			2016
Currencies	$21,451			$(183,278)			$(354,603)			$(108,715)
Energy	15,808			(49,244)			(531,131)			(148,589)
Grains	(113,722)			(201,932)			(79,347)			181,746
Indices	164,928			37,169			997,950			(374,516)
Interest Rates U.S.	(67,320)			(133,797)			(133,117)			624,493
Interest Rates Non-U.S.	(37,398)			(4,120)			(194,299)			634,477
Livestock	(142,448)			244,505			113,882			252,660
Metals	196,896			(185,559)			(103,016)			(555,920)
Softs	(140,709)			41,513			115,217			(23,591)

Total	$(102,514)	*	**	$(434,743)	*	**	$(168,464)	*	**	$482,045	*	**

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Westport Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$308,610	$308,610	$-	$-
Forwards	36,134	36,134	-	-

Total assets	$344,744	$344,744	$-	$-

Liabilities
Futures	$211,802	$211,802	$-	$-
Forwards	90,559	90,559	-	-

Total liabilities	$302,361	$302,361	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$387,769	$387,769	$-	$-
Forwards	20,399	10,102	10,297	-

Total assets	$408,168	$397,871	$10,297	$-

Liabilities
Futures	$104,053	$104,053	$-	$-
Forwards	137,173	110,545	26,628	-

Total liabilities	$241,226	$214,598	$26,628	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 13.9% of the Master’s contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, U.S. Treasury bills at fair value, if applicable, and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Master from trading in potentially profitable markets or prevent the Master from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Master’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Master know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by gains or (losses) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2017, the Partnership’s capital decreased 23.0% from $12,619,249 to $9,710,767. This decrease was attributable to redemptions of 2,412.7190 limited partners Redeemable Units totaling $2,144,562 and redemptions of 22.6440 General Partner Redeemable Units totaling $20,000, coupled with a net loss of $743,920. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners increased or decreased by net realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2017, the Master’s capital decreased 23.6% from $12,819,502 to $9,794,472. This decrease was attributable to redemptions of $2,730,657 and distribution of interest income to the Partnership totaling $47,696, coupled with a net loss of $246,677. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit decreased 2.6% from $883.24 to $860.65 as compared to a decrease of 4.5% in the third quarter of 2016. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2017 of $102,514. Losses were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by gains in currencies, energy, indices and metals. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $434,743. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs.

The most significant losses were incurred within the agricultural sector during July from short positions in wheat, corn, and soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses were experienced from positions in hog, cattle, and sugar futures. Within the global interest rate sector, losses were incurred during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off following hawkish comments from the European Central Bank and Bank of England, as well as confirmation from the U.S. Federal Reserve that it remains committed to unwinding its quantitative easing program. A portion of the Partnership’s losses was offset by gains achieved within the metals sector, primarily during August, from long positions in copper futures as prices climbed higher following increased investor optimism regarding Chinese demand. Within the global stock index sector, gains were experienced throughout the third quarter from long positions in U.S. and Pacific Rim equity index futures as surging confidence in the global economy buoyed equity prices to record highs. Within the energy sector, gains were experienced during August from short positions in heating oil futures as prices declined during the first half of the month as mild weather covered much of the country. Within the currency sector, gains were experienced during July from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar declined after the U.S. Federal Reserve seemed less confident about raising interest rates due to sluggish U.S. inflation.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit decreased 6.4% from $919.87 to $860.65 as compared to a decrease of 2.8% during the nine months ended September 30, 2016. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $168,464. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2016 of $482,045. Gains were primarily attributable to the Master’s trading of commodity futures in grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, indices, metals and softs.

The most significant losses were incurred within the energy markets during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline supplies. Within the currency sector, losses were incurred during January and April from short positions in the Swiss franc, euro, and British pound versus the U.S. dollar as the value of the U.S. currency depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Within the metals sector, losses were incurred during April from long positions in copper, silver, and zinc futures which fell amidst uncertainty over stalled policy stimulus in the U.S. Additional losses were incurred within the metals sector during May from short positions in gold and silver futures as prices rallied during the latter half of the month. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Australian fixed income futures trading. The Partnership’s losses for the first nine months of the year were partially offset by gains experienced within the global stock index sector, primarily during February, March, May, and September from long positions in U.S., Pacific Rim, and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth. Within the agricultural sector, gains were experienced during June from long positions in wheat futures as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. Additional gains were experienced within the agricultural sector throughout the second quarter from short positions in sugar futures as prices declined amid stronger than expected production data from Brazil.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Master, as applicable. Interest income for the three and nine months ended September 30, 2017 increased by $12,155 and $27,283, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher U.S. Treasury bill discount rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2017 decreased by $28,047 and $87,639, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2017 decreased by $27,984 and $87,762, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2017 decreased by $13,991 and $43,880, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three and nine months ended September 30, 2017 and 2016. The Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair value of the Master’s open contracts and, consequently, in their earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which they trade.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance and the Master’s past performance is not necessarily indicative of their future results.

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

“Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage their market risk.

Exchange margin requirements have been used by the Master as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended September 30, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Master’s total capitalization was $9,794,472. The Partnership owned approximately 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2017 was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$125,125	1.28%	$417,370	$86,020	$ 154,367
Energy	256,685	2.62	274,010	46,627	155,802
Grains	32,213	0.33	88,915	14,038	28,099
Indices	598,771	6.11	598,771	235,235	468,579
Interest Rates U.S.	6,948	0.07	71,403	1,851	22,395
Interest Rates Non-U.S.	102,820	1.05	216,618	44,835	132,899
Livestock	65,010	0.66	116,298	36,245	68,979
Metals	307,807	3.14	503,982	224,650	377,031
Softs	93,970	0.96	174,830	77,000	107,585

Total	$1,589,349	16.22%

* Average of month-end Values at Risk.

As of December 31, 2016, the Master’s total capitalization was $12,819,502. The Partnership owned approximately 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$289,641	2.26%	$503,024	$77,168	$ 293,902
Energy	324,940	2.53	324,940	-	85,221
Grains	204,803	1.60	214,358	4,400	96,134
Indices	586,443	4.57	754,807	72,009	335,172
Interest Rates U.S.	41,580	0.32	220,215	14,635	105,503
Interest Rates Non-U.S.	161,424	1.26	425,144	48,036	255,657
Livestock	31,828	0.25	79,035	6,426	44,061
Metals	223,993	1.75	650,094	85,667	277,921
Softs	119,240	0.93	208,890	39,930	94,168

Total	$1,983,892	15.47%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies—Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were no subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, forward and option contracts, and any other rights or interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased *	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	346.7280	$878.03	N/A	N/A
August 1, 2017 - August 31, 2017	528.3380	$895.14	N/A	N/A
September 1, 2017 - September 30, 2017	51.3140	$860.65	N/A	N/A
	926.3800	$886.83

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

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.